Form 10-Q
period 1999-09-30
WOMEN COM NETWORKS INC
filed 1999-11-12
CIK 1084609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                         Commission File Number 0-26055

                            WOMEN.COM NETWORKS, INC.
             (Exact name or registrant as specified in its charter)

                  DELAWARE                          13-4059516
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)         Identification No.)

              1820 GATEWAY DRIVE, SAN MATEO, CALIFORNIA 94404-2471
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (650) 378-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of October 31, 1999 was 45,653,547.

                            WOMEN.COM NETWORKS, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1999
                                      INDEX

                                                                                Page
                                                                                ----
Part I. Financial Information

        Item 1. Financial Statements
                (a)    Balance Sheets
                       As of  September 30, 1999 and December 31, 1998           1

                (b)    Statements of Operations
                       For the Three and Nine Months Ended  September 30,
                       1999 and 1998                                             2

                (c)    Statements of Cash Flow
                       For the Nine Months Ended September 30, 1999 and 1998     3

                (d)    Notes to Financial Statements                             5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                              7

        Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information

         Item 1. Legal Proceedings                                              26

         Item 2. Changes in Securities and Use of Proceeds                      26

         Item 3. Defaults Upon Senior Securities                                26

         Item 4. Submission of Matters to a Vote of Security Holders            26

         Item 5. Other Information                                              26

         Item 6. Exhibits and Reports on Form 8-K                               27

Signature

Part I. Financial Information
Item 1. Financial Statements

WOMEN.COM NETWORKS, INC.

BALANCE SHEETS
(In thousands, except per share data)

                                                                          September 30, 1999   December 31, 1998
                                                                          ------------------   -----------------
                                                                             (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                  $      40,504       $      12,235
  Accounts receivable, less allowance for doubtful
    accounts of $656 and $295, respectively                                          5,927               2,442
  Accounts receivable, related party                                                 1,111                  --
  Prepaid and other current assets                                                   6,528                 526
                                                                             -------------       -------------
Total current assets                                                                54,070              15,203
Property and equipment, net                                                          5,594               1,261
Intangible assets, net                                                              50,902               1,505
Other assets                                                                         2,906                  93
                                                                             -------------       -------------
Total assets                                                                 $     113,472       $      18,062
                                                                             =============       =============

Liabilities, mandatorily redeemable convertible
  preferred stock and warrants and stockholders'
  equity (deficit)
Current liabilities
  Accounts payable                                                           $       5,216       $       2,828
  Accounts payable, related party                                                      761                  --
  Accrued liabilities                                                                3,928                 337
  Accrued compensation and related benefits                                          1,113                 364
  Current portion of capital lease obligation                                           --                  15
  Notes payable                                                                         --                 348
  Deferred revenue                                                                   2,324               1,455
                                                                             -------------       -------------
Total current liabilities                                                           13,342               5,347
                                                                             -------------       -------------
Mandatorily redeemable convertible preferred stock,
  no par value:
  Authorized:  18,286 shares
  Issued and outstanding:  13,438 shares at
    December 31, 1998 and none at September 30,  1999                                   --              34,905
Mandatorily redeemable convertible preferred
  stock warrants                                                                       515                 515
                                                                             -------------       -------------
                                                                                       515              35,420
Stockholders' equity (deficit):
  Preferred stock, $.001 par value:
    Authorized 5,000 shares at September 30, 1999
    Issued or outstanding; none at September 30, 1999                                   --                  --
  Common stock, par value: $.001
    Authorized 60,000 shares at September 30, 1999
    Issued or outstanding; 1,497 shares at December
    31, 1998 and 38,059 shares at September 30, 1999                                    38                   3
  Additional paid in capital                                                       177,531               5,269
  Notes receivable from stockholders                                                   (44)                (44)
  Unearned compensation                                                             (4,221)             (1,979)
  Accumulated deficit                                                              (73,689)            (25,954)
                                                                             -------------       -------------
Total stockholders' equity (deficit)                                                99,615             (22,705)
                                                                             -------------       -------------
Total liabilities, mandatorily redeemable convertible
  preferred stock and warrants and stockholders'
  equity (deficit)                                                           $     113,472       $      18,062
                                                                             =============       =============

   The accompanying notes are an integral part of these financial statements

WOMEN.COM NETWORKS, INC.

STATEMENT OF OPERATIONS
(In thousands, except per share data) (Unaudited)

                                                    Quarter Ended      Nine  Months Ended     Quarter Ended      Nine  Months Ended
                                                  September 30, 1999   September 30, 1999   September 30, 1998   September 30, 1998
                                                  ------------------   ------------------   ------------------   ------------------
Net revenues                                         $       6,440       $       14,952        $       1,996        $       4,742
Net revenues, related party                                    796                1,715                   --
                                                     -------------        -------------        -------------        -------------
Total net revenues                                           7,236               16,667                1,996                4,742

Operating expenses
  Production, product and technology                         6,347               15,291                1,288                3,783
  Sales and marketing                                        9,323               26,622                3,734                7,339
  General and administrative                                 2,236                5,780                  432                1,054
  Stock-based compensation                                     852                2,392                  418                  742
  Amortization of acquired intangibles                       5,870               14,817                  172                  344
                                                     -------------        -------------        -------------        -------------
    Total operating expenses                                24,628               64,902                6,044               13,262
                                                     -------------        -------------        -------------        -------------
Loss from operations                                       (17,392)             (48,235)              (4,048)              (8,520)
Other income, net                                              358                  838                  269                  411
Interest expense                                               (17)                 (43)                 (10)                 (32)
                                                     -------------        -------------        -------------        -------------
Net loss                                                   (17,051)             (47,440)              (3,789)              (8,141)
Dividend accretion on mandatorily redeemable
  convertible preferred stock                                   50                  295                  143                  428
                                                     -------------        -------------        -------------        -------------
Net loss attributable to common stockholders         $     (17,101)       $     (47,735)       $      (3,932)       $      (8,569)
                                                     =============        =============        =============        =============

Basic and diluted net loss per share
  attributable to common stockholders                $       (0.56)       $       (2.23)       $       (2.65)       $       (6.97)
                                                     =============        =============        =============        =============

Shares used in computing basic and diluted
  net loss per share                                        30,453               21,365                1,483                1,230
                                                     =============        =============        =============        =============


    The accompanying notes are an integral part of these financial statements

WOMEN.COM NETWORKS, INC.

STATEMENTS OF CASH FLOW
(In thousands) (Unaudited)

                                                                               Nine months ended
                                                                     ----------------------------------------
                                                                     September 30, 1999    September 30, 1998
                                                                     ------------------    ------------------
Cash flow from operating activities:                                    $    (47,440)         $     (8,141)
  Net loss
  Adjustments to reconcile net loss to net cash
    used in operating activities, net of the effects
    of acquisitions
      Depreciation and amortization of tangible assets                         1,050                   563
      Amortization of intangibles                                             14,817                   344
      Provision for doubtful accounts                                            361                    99
      Amortization of stock-based compensation                                 2,392                   742
      Issuance of common stock warrant in exchange
        for services                                                             231                    --
      Decrease (increase) in accounts receivable                              (2,869)                 (451)
      Decrease (increase) in accounts receivable -
        related party                                                         (1,111)                   --
      Decrease (increase) in prepaids and other
        current assets                                                        (2,414)                 (126)
      Decrease (increase) in other assets                                      2,867                     8
      Increase (decrease) in accounts payable                                  2,385                   437
      Increase (decrease) in accounts payable -
        related party                                                            761                    --
      Increase (decrease) in accrued liabilities                                 411                  (229)
      Increase (decrease) in deferred revenue                                    744                  (437)
                                                                        ------------          ------------
        Net cash used in operating activities                                (27,815)               (7,191)
                                                                        ------------          ------------
Cash flows from investing activities:
  Acquisition of property and equipment                                       (3,339)                 (659)
  Acquisition of Internethoroscopes.com                                         (237)                   --
  Cash received from HomeArts acquisition                                     12,907                    --
                                                                        ------------          ------------
        Net cash provided by (used in) investing activities                    9,331                  (659)
                                                                        ------------          ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, preferred stock
    and warrants, net of issuance costs                                       46,749                20,049
  Proceeds from issuance of common stock warrants                                  3                    --
  Proceeds from exercise of stock options                                        364                    15
  Principal payments under capital lease obligations                             (15)                  (40)
  Principal payment under term loan                                             (348)                   --
  Proceeds from notes payable                                                     --                   102
                                                                        ------------          ------------
        Net cash provided by  investing activities                            46,753                20,126
                                                                        ------------          ------------

Net increase in cash and cash equivalents                                     28,269                12,276
Cash and cash equivalents at beginning of period                              12,235                 4,885
                                                                        ------------          ------------

Cash and equivalents at end of period                                   $     40,504          $     17,161
                                                                        ============          ============

   The accompanying notes are an integral part of these financial statements

WOMEN.COM NETWORKS, INC.

(In thousands) (Unaudited)

                                                                               Nine months ended
                                                                     ----------------------------------------
                                                                     September 30, 1999    September 30, 1998
                                                                     ------------------    ------------------
Supplemental disclosure of cash flow information:

  Cash payments for interest                                            $         35          $         28
  Revenue and advertising expense from barter
    transactions                                                        $        220          $        501
Supplement disclosure of noncash financing
  information:
    Accretion of preferred stock                                        $        295          $        428
    Unearned compensation related to stock option
      grants                                                            $      4,634          $      2,283
    Issuance of Series D mandatorily redeemable
      convertible preferred stock warrant in
      exchange for services                                                                   $        226
Liabilities assumed in connection with acquisition of
  Wild Wild Web, Inc.:
      Fair value of assets acquired                                                           $      2,065
      Common stock issued                                                                           (1,755)
                                                                                              ------------
      Liabilities assumed                                                                     $        310
                                                                                              ============
Liabilities assumed in connection with acquisition of


  HomeArts:
      Fair value of assts acquired                                      $     76,265
      Cash received                                                           12,907
      Common stock issued                                                    (85,000)
                                                                         ------------
      Liabilities assumed                                               $       4,172
                                                                         ============

     The accompanying notes are integral part of these financial statements

                            WOMEN.COM NETWORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Women.com Networks, Inc. prospectus, dated October 14, 1999.

Recent accounting pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for reporting information about operating segments in annual financial statements. It also established standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. Women.com has determined that it does not have any separately reportable business segments.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 was effective for financial statements for fiscal years beginning after December 15, 1998. Adoption of SOP No. 98-1 has not had a material impact on the financial statements.

In April 1998, AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires the costs of start-up activities and organization costs to be expensed as incurred. The SOP was effective for financial statements for fiscal years beginning after December 15, 1998. Adoption of SOP 98-5 has not had a material impact on the financial statements.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. Women.com is assessing the potential impact of this pronouncement on the financial statements, however the company does not expect any significant impact since Women.com currently does not have any derivative instruments and does not anticipate acquiring any.

Net loss per share

Women.com computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares, composed of common shares issuable upon the exercise of stock options and warrants and upon conversion of mandatorily redeemable convertible preferred stock, are included in the diluted net loss per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                              Quarter Ended       Nine Months Ended     Quarter Ended      Nine Months Ended
                                            September 30, 1999   September 30, 1999   September 30, 1998   September 30, 1998
                                            ------------------   ------------------   ------------------   ------------------
Numerator:
Net loss                                       $     (17,051)       $     (47,440)       $      (3,789)       $      (8,141)
Accretion of mandatorily
  redeemable convertible
  preferred stock to
  redemption value                                       (50)                (295)                (143)                (428)
                                               -------------        -------------        -------------        -------------
Net loss attributable to common
  stockholders                                 $     (17,101)       $     (47,735)       $      (3,932)       $      (8,569)
                                               =============        =============        =============        =============

Denominator:
  Shares used in computing basic
    and dilutive net loss per share                   30,453               21,365                1,483                1,230
                                               =============        =============        =============        =============

  Basic and diluted net loss per
    share attributable to common
    stockholders                               $       (0.56)       $       (2.23)       $       (2.65)       $       (6.97)
                                               =============        =============        =============        =============

Antidilutive securities including
 options, warrants, preferred stock and
 convertible units not included in net
 loss per share calculation                                                 6,804                                    18,200
                                                                    =============                             =============

Comprehensive income

To date, Women.com has not had any transactions that are required to be reported as comprehensive income, in accordance with the provisions of SFAS No. 130 "Reporting Comprehensive Income".

Letter of credit

In August 1999, Women.com entered into a 10 year operating lease to commence January 1, 2000 which is collateralized by an irrevocable standby letter of credit with a U.S. financial institution. The letter of credit is for approximately $1.4 million and expires on January 31, 2001 with automatic one year renewals at the option of the financial institution. If the letter of credit is renewed, the letter of credit will be reduced by approximately $237,000 each year on January 1, 2003, 2004 and 2005.

Acquisitions

Effective January 29, 1999, Women.com Networks and Hearst HomeArts, Inc. entered into a joint venture agreement. Under the terms of the agreement, Women.com Networks and HomeArts contributed their businesses to Women.com Networks LLC. Women.com was determined to be the accounting acquirer pursuant to Staff Accounting Bulletin Topic 2-A2.

The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The fair value of net assets acquired was determined by an independent appraiser.

The allocation of the purchase price is summarized below (in thousands):

            Intangibles             $ 14,078
            Goodwill                  49,898
            Prepaid advertising        5,680
            Property & equipment       2,044
            Net current assets        14,738
                                  -----------
                                    $ 86,438
                                  ===========

Intangibles include advertising and viewership base and assembled workforce. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired has been recorded as goodwill. The intangibles and goodwill are being amortized on a straight-line basis over a period of two to five years.

The following unaudited pro forma financial information reflects the results of operations for the year ended December 31, 1998 and the nine months ended September 30, 1999 as if the acquisition of HomeArts and HomeArt's acquisition of Astronet had occurred on January 1, 1998 and 1999, respectively, and after giving effect to the purchase accounting adjustments and the effects of the conversion of convertible preferred stock into common stock effective upon the consummation of the merger and the roll-up of Women.com Networks LLC completed on August 4, 1999, on an as-if converted basis. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 1998 or 1999, and may not be indicative of future operating results (in thousands, except per share amounts);

                                                        Year ended        Nine Months ended
                                                     December 31, 1998    September 30, 1999
                                                     -----------------    ------------------
Net revenues                                              $ 11,650             $ 16,917
Loss from operations                                       (50,140)             (51,260)
Net loss attributable to common stockholders               (50,171)             (50,760)
Pro forma basic and diluted net loss per share            $  (1.71)            $  (1.47)

On June 4, 1999, Women.com acquired all of the outstanding stock of Internethoroscopes.com International. The acquisition has been accounted for using the purchase method of accounting. The purchase price of $237,000 has been allocated to the intangible asset (viewership base) acquired.

Equity Transactions

     On May 7, 1999, 2.0 million convertible units of Women.com Networks LLC were issued at a price of $10.00 per unit which were converted into 2.0 million shares of common stock upon the consummation of the merger and the roll-up of Women.com Networks LLC.

As a result of the merger of Women.com, HomeArts and Women.com Networks LLC which was completed on August 4, 1999, all outstanding shares of preferred stock converted into common stock and all outstanding warrants to purchase preferred stock became exercisable for an equivalent number of shares of common stock.

On September 7, 1999, Women.com issued, in two private placements, 2,500,000 shares of common stock at $11 per share. As a result of antidilution provisions with respect to these private placements, 250,000 shares of common stock were issued for no additional consideration upon completion of the initial public offering.

Subsequent events

Women.com completed an initial public offering of its common stock on October 20, 1999 and concurrently sold shares of its common stock in private placements to The Hearst Corporation and The Walt Disney Company. The initial public offering, including the exercise of the underwriters' over-allotment option, and the private placements generated an aggregate of approximately $66.8 million in net proceeds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Women.com's financial statements and the notes thereto.

This Quarterly Report on Form 10-Q (the "Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding Women.com's expectations, beliefs, intentions, or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to Women.com on the date hereof, and Women.com assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating Women.com's business, investors should carefully consider the information set forth below under the caption "Risk Factors" in addition to the other information set forth herein. Women.com cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Women.com is a leading Internet network dedicated to women, featuring award-winning original content, personalized services, community and online shopping. Women.com's network contains more than 90,000 pages of content organized into 19 topical channels, and offers content from 12 of the world's leading women's magazines, including Cosmopolitan, Good Housekeeping, Prevention and Redbook.

Women.com Networks was formed in October 1992 and introduced its current Internet site, located at www.women.com, in 1995. In January 1999, Women.com Networks and Hearst HomeArts, Inc., a subsidiary of The Hearst Corporation, contributed their businesses to Women.com Networks LLC, which was jointly owned by Women.com and HomeArts. In August 1999, Women.com and HomeArts merged and the business previously conducted by Women.com Networks LLC was continued by Women.com. The creation of Women.com Networks LLC was accounted for as an acquisition using the purchase method of accounting. The operations of HomeArts have been included in Women.com's operations since the formation of Women.com Networks LLC on January 29, 1999. The HomeArts acquisition resulted in increased revenues and expenses in 1999 as compared to 1998.

Women.com has incurred significant net losses and negative cash flows from operations since its inception. As of September 30, 1999, Women.com had an accumulated deficit of $73.7 million. Women.com intends to continue to make significant financial investments in its business, including product, technology and infrastructure development and personnel. As a result, Women.com believes it will incur significant operating losses and negative cash flows from operations for at least the next several years.

Substantially all of Women.com's revenues to date have been generated from advertising and sponsorships. Advertising and sponsorship revenues represented 79% and 77% of total revenues for the three and nine months ended September 30, 1999, respectively. This compares to 73% and 70% of total revenues for the comparable periods during the prior year.

Advertising revenues consist primarily of sales of banner advertisements and sponsorships. Advertising contracts are generally short-term, although several long-term contracts and sponsorships have been signed. Women.com typically guarantees a minimum number of impressions or page views to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are generally recognized ratably over the period in which the advertising is displayed. To the extent that minimum guaranteed page deliveries are not met, Women.com defers recognition of the corresponding revenues until the guaranteed page deliveries are achieved.

Sponsorship revenues are derived from contracts that generally range from six to 24 months in length. Sponsorship agreements typically include the delivery of impressions, market research, preferred status within relevant content areas and the design and development of sites branded by both Women.com and the sponsor intended to enhance the promotional objective of the sponsor. Women.com recognizes sponsorship revenues as earned, which is generally ratably over the contract period. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met.

Advertising revenues also include barter revenues, which represent the exchange of advertising space on Women.com's network for reciprocal advertising space on third party Web sites as well as other advertising and promotional vehicles. Revenues from these barter transactions are recorded as advertising revenues at the lower of estimated fair value of the advertisements received or delivered and are recognized upon publication of the advertisements on Women.com's network. Barter expenses are an equal and offsetting charge and are recorded at the lower of estimated fair value of the advertisements received or delivered and are recognized when Women.com's advertisements run on the reciprocal media property, which is typically in the same period in which the advertisements run on Women.com's network.

Production revenues are derived from contracts in which Women.com designs and develops web sites for third parties for use on the Women.com network or their own sites. Women.com recognizes production revenues as earned, which is generally as services are performed over the contract period. To the extent that committed obligations under production agreements are not met, revenue recognition is deferred until the obligations are met.

Historically e-commerce revenues consisted of commissions from the sale of magazine subscriptions, sales of services on Astronet and, to a lesser extent, payments from affiliate sales programs. Women.com records a portion of the revenue from each magazine subscription sold on the network magazine sites. Astronet e-commerce revenues from services offered on its network include personalized horoscope reports and readings. Affiliate program e-commerce revenues are recognized upon notification from the affiliate.

Recent Developments

Women.com recently launched She Gets Dressed, its first direct retail platform. She Gets Dressed is an online boutique offering a selection of clothing and accessories for women. In the future, for product sales through She Gets Dressed, Women.com will recognize revenue for the full amount of the sales transaction, net of normal reserves, with a charge to cost of goods sold for the cost of the inventory sold.

Results of Operations

Revenues

Revenues were $7.2 million for the three months ended September 30, 1999, a 263% increase compared to the same period in 1998. Approximately half of this increase was related to the combination with HomeArts and Astronet. The remaining increase in revenues was primarily due to Women.com's higher advertising and sponsorship revenues during 1999. Advertising and sponsorship revenues were $5.7 million for the three months ended September 30, 1999, a 408% increase over the corresponding period in 1998. Production revenues also increased 147% over the prior year to $1.1 million for the three months ended September 30, 1999 from $432,000 for the three months ended September 30, 1998. Barter revenue comprised less than 1% of our total revenues for the three months ended September 30, 1999 as compared to 13% for the three months ended September 30, 1998.

Revenues for the nine months ended September 30, 1999, were $16.7 million, an increase of 251% from the same period in 1998. The total increase was primarily related to the combination with HomeArts and Astronet. Advertising and sponsorship revenues were $13.0 million for the nine months ended September 30, 1999, a 363% increase over the corresponding period in 1998. Production revenues also increased 88% over the prior year to $2.3 million for the nine months ended September 30, 1999 from $1.2 million for the nine months ended September 30, 1998. Barter revenue comprised 1.3% of our total revenues for the nine months ended September 30, 1999 as compared to 6.5% for the nine months ended September 30, 1998.

Production revenues related to the relaunch of six magazine sites totaled $800,000 and $1.7 million for the three and nine months ended September 30, 1999, respectively. These revenues, comprising 11% and 10% respectively of total revenues, are related to Women.com's magazine content license and hosting agreement with Hearst Communications, Inc., a principal stockholder of Women.com.

Operating Expenses

The principal elements of Women.com's operating expenses consist of production, product and technology expenses, sales and marketing expenses and administrative expenses.

Production, product and technology expenses

Production, product and technology expenses consist primarily of personnel related costs for technical operations, editorial and design activities and content acquisition costs. Production, product and technology expenses increased to $6.3 million for the three months ended September 30, 1999 from $1.3 million in the same period in 1998. This increase was primarily due to increased expenses of approximately $2.8 million associated with costs related to the combination with HomeArts and Astronet, costs related to the hiring of additional personnel of approximately $1.2 million, as well as increased content acquisition costs and other production costs associated with growth in Women.com's business.

Production, product and technology expenses increased 304% to $15.3 million for the nine months ended September 30, 1999 compared to the same period during 1998. This increase was primarily due to increased expenses of approximately $6.2 million associated with costs related to the combination with HomeArts and Astronet, costs related to the hiring of additional personnel of approximately $2.0 million, as well as increased content acquisition costs and other production costs associated with growth in Women.com's business. Production, product and technology expenses are expected to increase as Women.com increases the amount of content and number of services offered on its network and relaunches four additional magazine sites under its magazine content license and hosting agreement with Hearst.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel costs and advertising, distribution and public relations expenses. Sales and marketing expenses were $9.3 million for the three months ended September 30, 1999, an increase of 150% over the same period of the prior year. During the three months ended September 30, 1999 Women.com initiated print campaigns in 10 magazines under its agreement with Hearst. Although not a cash expenditure, a total of $1.5 million is included in sales and marketing expenses for the three months ended September 30, 1999. The remainder of the increase is due to costs of hiring additional personnel totaling $1.2 million, increased online distribution costs of $900,000 and other sales and marketing costs associated with growth in Women.com's business.

Sales and marketing expenses increased 264% to $26.6 million for the nine months ended September 30, 1999 from $7.3 million for the nine months ended September 30, 1998. This increase was primarily due to increased costs of approximately $3.2 million related to the combination with HomeArts and Astronet, a $3.8 million increase in online distribution costs, a $2.2 million dollar television advertising campaign during the second quarter of 1999, $1.5 million in noncash advertising expenses, a $3.3 million increase in other advertising costs and an increase of $2.3 million in sales and marketing personnel costs. Sales and marketing expenses are expected to increase as Women.com expands its sales and marketing efforts.

General and administrative expenses

General and administrative expenses consist primarily of personnel costs, legal fees and accounting fees. General and administrative expenses were $2.2 million for the three months ended September 30, 1999, an increase of 418% over the same period in the prior year. The increase was primarily attributable to increased occupancy, insurance and other costs totaling $1.3 million related to Women.com's growing employee base. Approximately 20% of the total increase was related to the combination with HomeArts and Astronet.

General and administrative expenses increased 448% to $5.8 million for the nine months ended September 30, 1999 from $1.1 million for the nine months ended September 30, 1998. The increase was primarily due to increased occupancy, insurance and other costs totaling $2.0 million related to a 208% increase in Women.com's headcount year over year and costs of approximately $1.4 million related to HomeArts and Astronet. General and administrative expenses are expected to increase as Women.com adds additional administrative personnel and as a result of costs associated with being a public company.

Stock-based compensation

Stock-based compensation consists of charges related to the difference between employee stock option grant prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Women.com's stock-based compensation expense was $852,000 for the three months ended September 30, 1999 compared with $418,000 for the same period in 1998 and $2.4 million for the nine months ended September 30, 1999 compared to $742,000 for the same period in 1998. These increases are due to increased levels of stock option grants and increases in the deemed fair market value of the underlying common stock.

Amortization of acquired intangibles

Amortization of acquired intangibles consists of the amortization of goodwill and intangible assets acquired. Women.com reported $5.9 million in amortization of acquired intangibles for the three months ended September 30, 1999 compared to $172,000 for the same period in 1998 and $14.8 million for the nine months ended September 30, 1999 compared to $344,000 for the same period in 1998. These increases are related to the combination with HomeArts and Astronet in January 1999.

Other income

Other income consists of interest income and other miscellaneous income. Other income was $358,000 for the three months ended September 30, 1999 compared with $269,000 for the same period in 1998 and $838,000 for the nine months ended September 30, 1999 compared with $411,000 for the same period in 1998. The increases are due to higher cash balances as a result of the private sale of equity securities.

Interest expense

Interest expense consists of interest charges related to equipment leases and other company debt. Interest expense was $17,000 for the three months ended September 30, 1999 compared to $10,000 for the same period in 1998 and $43,000 for the nine months ended September 30, 1999 compared to $32,000 for the same period in 1998. The increases are due to additional leases for office equipment during 1999.

Income taxes

No provision for federal and state income taxes has been recorded as Women.com incurred net losses through December 31, 1998, for the period January 1, 1999 through January 28, 1999 and for the period August 1, 1999 through September 30, 1999. Women.com has taken a valuation allowance on the full amount of the net operating loss carryforwards since it is likely the benefit will not be realized in the future.

Women.com elected to be taxed as a partnership for the period beginning on January 29, 1999, the date of formation of Women.com Networks LLC and ending on the date of the merger of Women.com Networks and HomeArts in August 1999. Federal and state tax effects of Women.com losses during this period were recorded by the members of the LLC on their respective income tax returns.

Liquidity and capital resources

Until its initial public offering in October 1999, which raised net proceeds of approximately $38.6 million including the underwriter's over-allotment, Women.com financed its operations primarily through the private placement of its convertible preferred stock. As of October 31, 1999 Women.com had approximately $106.7 million in cash and cash equivalents. Management believes its existing cash balances are sufficient to enable Women.com to meet its obligations for at least the next 12 months.

Year 2000 Readiness

Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with such "Year 2000" or "Y2K" requirements or risk system failure or miscalculations causing disruptions of normal business activities.

State of Readiness

We have made an assessment of the Y2K readiness of our operating, financial and administrative systems, including the hardware and software that support our systems.

Our task force has finished conducting an inventory of and developing testing procedures for all software and other systems that we believe might be affected by Y2K issues. Since we use third-party systems, a significant part of this effort has been to ensure that these third-party systems are Y2K ready. We have confirmed the readiness of these products from the third parties and rely on their compliance statements and testing. Women.com Networks will continue to engage in Y2K assessment, testing and remediation.

Costs

We have spent an immaterial amount on Y2K readiness to date but expect to incur an additional $150,000 to $200,000 in connection with identify, evaluating and addressing Y2K readiness issues. Most of these expenses are operating costs associated with time spent by employees and consultants evaluating Y2K readiness matters. Such expenses, if higher than anticipated, could have a material adverse effect on our business, results of operations and financial condition. Although we cannot predict with any certainty the additional costs which we may incur in the event our third party vendors and service providers are not Y2K ready, such costs may be substantial and could have a material and adverse effect on our business and results of operations.

Risks

We are not currently aware of any Y2K readiness problems relating to our internally developed systems that would have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will not discover Y2K readiness problems in our systems that will require substantial revision. There can also be no assurance that third-party software, hardware or services incorporated into our systems are Y2K ready and will not need to be revised or replaced. Any revision or replacement of our systems or third party system could be time consuming and costly.

Our failure to replace our software, hardware or services or third party software, hardware and services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business. In addition, the failure to adequately address Y2K readiness issues could result in claims of mismanagement, misrepresentation or breach of contract. The resulting litigation could affect our financial and time resources.

We are dependent on third party vendors to provide significant network services and equipment. A Y2K disruption of the network services and equipment provided by third party vendors could cause our members and visitors to consider seeking alternate providers or cause an unmanageable burden on our technical support staff. Either of these reactions could have a material adverse effect on our business, results of operations and financial condition.

In addition, governmental agencies, utility companies, internet access companies, third-party service providers and others outside our control may not be Y2K ready. The failure by such entities to be Y2K ready could result in a systematic failure beyond our control, such as a prolonged internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our customers, decrease the use of the internet, or prevent users from accessing our web sites, which could have a material adverse effect on our business, results of operations and financial condition.

Contingency plan

Y2K contingency plans have been developed as part of our Y2K assessment.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

You should carefully consider the risks described below in evaluating our business. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations in the future.

Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED AND OUR BUSINESS MODEL IS UNPROVEN

Our historical financial information is of limited value in projecting our future operating results because of our limited operating history as a combined organization with the HomeArts and Astronet businesses and the emerging nature of our market. We first recognized a small amount of subscription revenues in January 1994 and advertising revenues in March 1996 and our revenues have become significant only recently. It is difficult to evaluate our business and our prospects because our revenue and income potential is unproven and our business model is still emerging. In addition, because our combination with HomeArts and Astronet has only been effective since the end of January 1999, we are still in the process of integrating our operations and business activities.

WE HAVE A HISTORY OF OPERATING LOSSES AND WE ANTICIPATE INCREASED LOSSES IN THE FUTURE

We have had operating losses since we were formed. We expect to incur significant operating losses and negative cash flows for at least the next several years. We may never achieve profitability. If we fail to achieve profitability or sustain or increase profitability if we achieve it, our financial condition would be materially harmed. As of September 30, 1999, we had an accumulated deficit of $73.8 million. Successfully achieving our growth and profitability plan depends on, among other things, our ability to significantly increase our revenues and meet the other challenges set forth in the following risk factors.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE SIGNIFICANTLY WHICH MAKES OUR FUTURE OPERATING RESULTS DIFFICULT TO EVALUATE AND MAY ADVERSELY AFFECT OUR STOCK PRICE

Our operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter as a result of several factors, many of which are outside our control, and any of which could materially harm our business. These factors include:

     - fluctuations in the demand for internet advertising or electronic commerce

     - changes in the level of traffic on our network

     - fluctuations in marketing expenses and technology infrastructure costs

If our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues would likely adversely affect our quarterly operating results. Specifically, in order to attract and retain a larger user base, we plan to significantly increase our expenditures on sales and marketing, content development, technology and infrastructure. Many of these expenditures are planned or committed in advance and in anticipation of future revenues.

Due to the factors noted above and the other risks discussed in this section, quarter-to-quarter comparisons of our results of operations may not accurately predict future performance. It is possible that in some future quarters our results of operations may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock may decline.

IF WE ARE UNABLE TO GENERATE ADDITIONAL ADVERTISING REVENUES, WHICH ACCOUNT FOR SUBSTANTIALLY ALL OF OUR REVENUES, OUR BUSINESS WOULD BE MATERIALLY HARMED

We derive substantially all of our revenues from the sale of advertisements on our network. If we fail to sell advertising, our revenues will be significantly reduced. Market acceptance of Internet-based advertising is uncertain and depends largely on advertisers' determinations that the Internet is an effective medium for advertising. Most of our customers have limited experience with the Internet as an advertising medium. Our ability to generate significant advertising revenues depends upon several other factors, including:

     - the development of a large, demographically attractive base of users on our network

     - our ability to continue to develop and update effective advertising delivery and measurement systems

     - our ability to maintain and increase our advertising rates given the growing number of outlets for advertisers on the Internet

IF WE LOSE ADVERTISING CUSTOMERS TO OUR COMPETITION OR REDUCE ADVERTISING RATES TO REMAIN COMPETITIVE, OUR REVENUES WILL DECLINE SUBSTANTIALLY AND OUR BUSINESS WILL BE MATERIALLY HARMED

Many internet content and service providers compete with us for advertisers, e-commerce partners and Internet users, and there are few barriers to entry. We expect this competition to increase. Many of our current and potential competitors in the Internet market have significantly greater financial, editorial, technical and marketing resources, longer operating histories, greater name recognition and more established relationships with advertisers and advertising agencies. These competitors may be able to undertake more extensive marketing campaigns, adopt aggressive pricing policies and devote substantially more resources to developing Internet content and services than we can.

THE HEARST CORPORATION CONTROLS ACTIONS REQUIRING BOARD AND STOCKHOLDER APPROVAL WHICH WEAKENS THE EFFECT OF OTHER STOCKHOLDERS' VOTES

Hearst representatives currently fill five of the ten seats on our board of directors. In addition, Hearst beneficially owns approximately 48% of our outstanding common stock. Given Hearst's share ownership, Hearst is able to elect additional directors. Any action taken by our board requires the approval of at least six directors. As a result, at least one Hearst representative must approve all actions taken by our board, which could significantly influence our corporate direction and policies, including any mergers, acquisitions, consolidations, strategic relationships or sales of assets. Hearst's board representation and stock ownership may discourage or prevent transactions involving an actual or potential change of control, including transactions in which stockholders would otherwise receive a premium for their shares. In addition, the interests of Hearst, which owns or has significant investments in other businesses, including cable television networks, newspapers, magazines and electronic media, may from time to time be competitive with, or otherwise diverge from, our interests, particularly with respect to new business opportunities and future acquisitions.

In addition to the ability to elect additional directors, Hearst has effective control over all other stockholder actions, including approving changes to our restated certificate of incorporation or amended and restated bylaws and adopting or changing equity incentive plans. Hearst's control over stockholder actions will also determine the outcome of any merger, consolidation, sale of all or substantially all of our assets or other form of change of control that we might consider. In addition, Hearst is not subject to any restrictions on acquiring additional shares of our common stock following this offering, and, therefore, may increase its share ownership percentage by purchasing additional shares of common stock in the public market.

HEARST'S LARGE OWNERSHIP PERCENTAGE MAY LIMIT THE TRADING VOLUME OF OUR COMMON STOCK AND INCREASE THE VOLATILITY OF OUR STOCK PRICE

Because Hearst controls such a significant percentage of our common stock, trading in our common stock may be limited unless Hearst elects to sell some or all of its shares. If Hearst elects to purchase additional shares in the future, the market for our common stock will be even more limited. As a result of the limited public float of our common stock, relatively small purchases or sales of our stock may have a disproportionate effect on our market price. In addition, if Hearst elects to sell some or all of its shares, the effect on our market price could be negative.

WE RELY ON HEARST FOR CONTENT AND CROSS-PROMOTION AND LOSS OF THIS RELATIONSHIP WOULD HARM OUR BUSINESS

Information supplied by or developed from the Hearst magazines to which we have online rights accounts for a significant portion of our network's content. If our relationship with Hearst ends, we may not be able to enter into alternative arrangements with third parties or to internally develop content and services to replace the benefits we receive from our relationship with Hearst.

Our relationship with Hearst is governed by a magazine content license and hosting agreement. While this agreement will continue to provide us with benefits during its initial six-year term, we may not enjoy benefits from our relationship with Hearst beyond the term of this agreement, including the benefits we derive from Hearst's reputation, online content and cross-promotional activities.

We depend on Hearst to effectively market and promote its 10 magazine sites. If Hearst fails to do so, our brand identity could be negatively affected and our business, financial condition and operating results would be materially harmed. We also rely on Hearst to maintain the quality of its magazine content and to maintain and expand its magazines' readership base. If the quality or circulation of Hearst's magazines decline, the content of our network would suffer and our business, financial condition and results of operations would be materially harmed.

We may not be able to attract enough user traffic or advertisers to our network to achieve profitability without Hearst's name or promotional capabilities. Even with Hearst's support, we may never achieve profitability or sustain or increase profitability if we achieve it.

HEARST'S RIGHT TO LICENSE ITS CONTENT TO OTHER PARTIES AND OUR RESTRICTIONS ON LICENSING OTHER THIRD-PARTY CONTENT MAY RESTRICT OUR ABILITY TO COMPETE OR EXPAND OUR NETWORK

Hearst is permitted to license the content or trademarks of the 10 magazines to any Internet site or portal that is not deemed to be our competitor. A competitor is defined under the agreement to include any Internet site, channel, area or online content aggregation service that provides content primarily for women and is used primarily by women. Any content or trademark license by Hearst to any third party could dilute the value of the Hearst magazine content to our network. We agreed with Hearst not to enter into any agreements to produce or include as part of our network any magazine site or content related to a print publication other than the Hearst publications and the Prevention and New Woman magazines without Hearst's approval. Our inability to create new relationships with print publications could impair our ability to enhance the visibility of our brand.

WE MAY FACE DIFFICULTY IN RE-LAUNCHING CRITICAL HEARST MAGAZINE SITES

In connection with our acquisition of the rights to acquire content from the Hearst magazines, we are in the process of re-launching the 10 Hearst magazine sites, and we are restructuring these sites to be consistent with our network's design. This re-launching and restructuring involves a significant amount of production resources. We expect that the re-launch of these sites will continue through at least December 1999. If we experience difficulty re-launching these sites or if our re-launching schedule is delayed, we will not recognize some expected benefits of our business relationship with Hearst and our business, financial condition and results of operations could be materially harmed.

IF THE POPULARITY OF ASTRONET DECLINES OR WE ARE UNABLE TO EFFECTIVELY MAINTAIN ITS DISTRIBUTION, OUR PAGE VIEWS AND NUMBER OF USERS WOULD DECREASE AND OUR BUSINESS COULD BE MATERIALLY HARMED

We rely on Astronet to generate a significant portion of our page views and Astronet depends on America Online for traffic. In September 1999, approximately 49% of our page views were generated by Astronet and, during the same period, approximately 68% of Astronet's traffic was generated by America Online. If the popularity of our Astronet site declines, or if America Online stops carrying our Astronet site, our number of visitors and page views would decrease significantly and our business could be materially harmed.

ASTRONET CURRENTLY GENERATES NO ADVERTISING REVENUES AND WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT ADVERTISING REVENUES THROUGH ASTRONET IN THE FUTURE

We currently do not sell advertising on the Astronet site on America Online. Although we intend to do so in the future, we believe advertising rates on the Astronet site on America Online will be lower than on other areas of our network. Failure to generate significant revenues through Astronet in the future may limit our growth and otherwise materially harm our business.

IF WE ARE NOT SUCCESSFUL IN INTEGRATING THE HOMEARTS AND ASTRONET OPERATIONS, OUR BUSINESS WILL BE MATERIALLY HARMED

Because our relationship with Hearst, including our combination with HomeArts and Astronet, occurred in January 1999, we are still in the process of integrating our operations and business activities. If we fail to successfully integrate these aspects of our business, we may not recognize potential benefits of the combination and we may have significant duplication of costs and capital expenditures.

In particular, our integration of HomeArts and Astronet may be complicated by the fact that management and other operations of these businesses have taken place and, to some extent, will continue to take place in the eastern United States as opposed to our headquarters in California. In addition, since HomeArts has been operated as a division of Hearst, a widely diversified publishing company, integration difficulties may arise in integrating it into our stand-alone operations. This integration process involves a significant amount of our management's time, resources and energy. We are also in the process of integrating our databases with those of Hearst, including HomeArts, Astronet and Hearst's magazine sites, and if we experience difficulty integrating these databases, our costs may increase and our business, financial condition and results of operations could be materially harmed.

OUR PROMOTION OF THE WOMEN.COM BRAND MUST BE SUCCESSFUL IN ORDER FOR US TO ATTRACT USERS AS WELL AS ADVERTISERS AND OTHER STRATEGIC PARTNERS

We believe that establishing and maintaining our brand is critical to our success and that the importance of brand recognition will increase due to the growing number of women-oriented Internet sites. Successful promotion and marketing of our brand will depend on providing interesting and compelling content, community, commerce and personalized services, and we intend to increase our marketing and branding expenditures in our effort to increase our brand awareness. If our brand building strategy is unsuccessful, these expenses may never be recovered, we may be unable to increase our future revenues and our business could be materially harmed.

IF WE ARE UNABLE TO DELIVER ORIGINAL AND COMPELLING INTERNET CONTENT, COMMUNITY, SHOPPING AND PERSONALIZED SERVICES THAT ATTRACT A SUFFICIENT NUMBER OF USERS TO OUR NETWORK, OUR BUSINESS WOULD BE MATERIALLY HARMED

Our current network or any additional channels or sites that we may add in the future may not be attractive to a sufficient number of Internet users. We may not be able to anticipate, monitor or successfully respond to rapidly changing consumer tastes and preferences of women so as to attract enough users to our network. If we are unable to develop Internet content, community, shopping and personalized services that attract, retain and expand a loyal user base, we will be unable to generate advertising revenues or commerce revenues and our business, financial condition and results of operations will be materially harmed.

IF WE FAIL TO RETAIN EXISTING BRANDING AND CONTENT RELATIONSHIPS OR FAIL TO ATTRACT NEW ONES, THE AMOUNT AND QUALITY OF CONTENT ON OUR NETWORK MAY DECLINE, TRAFFIC TO OUR NETWORK MAY DECREASE AND OUR ADVERTISING REVENUES MAY DECREASE

To be successful, we need to maintain our existing relationships and we must establish similar relationships with new parties who have cross-media and promotional capabilities. This is critical to our success because we believe that these relationships will enable us to further enhance our brand awareness and expand and broaden our reach to a wider variety of users.

With the exception of our Hearst relationship, our existing branding and content alliances are short-term agreements. When these agreements terminate, we may not be able to renew them on favorable terms or to obtain similar agreements with other parties. Additionally, our competitors may enter into agreements with our existing partners or other parties that are integral to our prospective content and brand development.

OUR EXCLUSIVITY AGREEMENT WITH DISNEY MAY PREVENT US FROM SUCCESSFULLY EXPANDING OUR BRAND AWARENESS AND CONTENT OFFERINGS THROUGH PARTNERSHIPS WITH TELEVISION OR CABLE NETWORKS

In connection with the Disney private placement, we have agreed not to accept any equity investment from, or enter into a strategic relationship with, another television or cable network for a period of six months, during which time Disney and we will discuss the possibility of entering into a strategic relationship. We cannot assure you that we will agree to a strategic relationship with Disney on acceptable terms. If we fail to do so, we may not be able to enter into a strategic relationship with another television or cable network after the six month exclusivity period with Disney has ended. If we fail to enter into such a strategic relationship, our ability to develop greater brand awareness and expand our content offerings may be limited or delayed.

WE MUST ESTABLISH AND MAINTAIN ONLINE DISTRIBUTION CHANNELS TO GENERATE TRAFFIC TO OUR NETWORK IN ORDER TO BE SUCCESSFUL

We depend on establishing and maintaining online distribution relationships with high-traffic Internet sites and leading Internet portals to ensure the visibility of our network and to generate additional traffic. Our business could be materially harmed if we do not establish and maintain additional relationships on commercially reasonable terms or if any of our relationships do not result in increased network traffic and visibility. In September 1999, a substantial portion of our network's traffic was generated by our distribution relationships and, in particular, America Online. All of our distribution relationships are based on short-term agreements. There is intense competition for online distribution relationships among Internet sites. We may not be able to enter into new or renewed relationships on commercially reasonable terms or at all. In addition, our existing online distribution relationships or any relationships that we enter into in the future may not generate enough additional traffic to our network or create sufficient brand visibility to justify the costs we incur for such relationships.

WE HAVE RECENTLY LAUNCHED A DIRECT E-COMMERCE MODEL AND OUR BUSINESS AND FINANCIAL CONDITION COULD BE HARMED IF THIS MODEL IS NOT SUCCESSFUL

We may not be able to achieve any or all of the necessary components of a successful e-commerce operation. We currently operate an affiliate-based e-commerce model in which we link shoppers on our network to the sites of our e-commerce partners to complete their online purchases. In this affiliate-based model, our e-commerce partners pay us for product placement on our network, which is recognized as advertising revenue. In addition, we have recently launched a direct e-commerce model in which we may buy inventory and sell products and services directly to consumers. We have no experience in implementing or operating a direct e-commerce business, and if we are not successful in implementing it, our business could be materially harmed. In addition, unlike our current affiliate-based commerce model, we will assume liability for any inventory that we acquire and will bear the risk of inventory damage or loss as well as product returns which may adversely affect our results of operations.

WE INTEND TO PURSUE STRATEGIC ACQUISITIONS AND OUR BUSINESS COULD BE MATERIALLY HARMED IF WE FAIL TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES

We often evaluate acquisition opportunities that could provide us with additional product or content offerings or additional industry expertise. Any future acquisition could result in difficulties assimilating acquired operations and products, diversion of management's attention away from other business issues and amortization of acquired intangible assets. Specifically, we expect that future transactions may involve the acquisition of early-stage Internet content and technology companies. Integration of these companies may result in problems related to integration of technology and inexperienced management teams. Our management has had limited experience in assimilating acquired organizations and products into our operations. We may not successfully integrate any operations, personnel or products that we may acquire in the future. If we fail to successfully integrate acquisitions, our business would be materially harmed.

GROWTH IN OUR OPERATION HAS AND WILL CONTINUE TO STRAIN OUR RESOURCES AND OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HARM OUR BUSINESS

We have recently experienced significant growth and are planning to further expand our business and operations. If we are unable to successfully manage this growth our business could be materially harmed. We have had a significant increase in our number of employees during the last year. This growth places a significant strain on our management and other resources. As part of this growth, we expect to implement new operational and financial systems, procedures and controls. Any problems in implementing these systems or controls could harm our operations. In addition, several members of our senior management joined us during the last year, including our Senior Vice President, Marketing and Strategic Partnerships and our Chief Financial Officer. As a result, our management team may have difficulty working together to successfully manage our anticipated growth.

OUR SYSTEMS MAY FAIL OR BE INTERRUPTED AND THEREBY LIMIT OUR USER TRAFFIC AND POTENTIALLY HARM OUR BUSINESS

If our network fails for any reason, even for only a short period of time, our business and reputation would be materially harmed. We rely on third parties for proper functioning of our computer infrastructure and delivery of our product. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. In May and June 1999, user access to our pregnancy channel was disrupted as a result of a system failure. Although this disruption has been remedied, we may encounter unforeseen difficulties in maintaining full access to this or other channels on our network, and, therefore, there may be additional delays. This failure and any additional failures may adversely affect our user traffic results in our current or any future quarters, which could adversely affect our revenues and operating results and harm our reputation with users, advertisers and commerce partners.

A key element of our strategy is to generate a high volume of traffic to our network. Accordingly, the satisfactory performance, reliability and availability of our network and our computer infrastructure is critical to our reputation and our ability to attract and retain users, advertisers, e-commerce partners and members. We cannot accurately project the rate or timing of any increases in traffic to our network and, therefore, the integration and timing of any upgrades or enhancements required to facilitate any significant traffic increase to our network are uncertain.

We also depend on the receipt of timely feeds and computer downloads from our content providers, and any failure or delay in the transmission or receipt of such feeds or downloads from our content providers, the public network or otherwise, could disrupt our operations. We also use third party software to manage and deliver advertisements by contract and to provide our advertisers with performance data. The failure of these systems to function properly could discourage advertisers from placing advertisements on our network or e-commerce partners from selling their products on our network. Failure of these systems could cause us to incur additional costs or cause interruptions in our business during the time spent replacing these systems. Our network infrastructure may not perform properly and may not provide advertisers or e-commerce partners with accurate data. The failure to expand and upgrade our network or any system error or failure could materially harm our business, reputation, financial condition or results of operations.

IF USE OF THE INTERNET DOES NOT CONTINUE TO GROW, OUR BUSINESS WILL BE MATERIALLY HARMED

Our market is new and rapidly evolving. Our business would be significantly harmed if Internet usage does not continue to grow. Internet usage may not grow for a number of reasons such as:

     - security concerns

     - inconsistent quality of service

     - inadequate network infrastructure

     - consumers returning to traditional or alternative sources for information, shopping and services

     - lack of cost-effective, high-speed connectivity

     - the failure of the Internet as a viable commercial marketplace

THE SUCCESS OF OUR BUSINESS WILL DEPEND ON CONTINUED GROWTH IN INTERNET COMMERCE

The market for the purchase of products and services over the Internet is new and emerging. Our future revenues and profits will depend in part upon the widespread acceptance and the use of the Internet and other online services as a medium for commerce by consumers and merchants. If acceptance and growth of the Internet does not occur, our business and financial performance will materially suffer. A sufficiently broad base of consumers may not adopt, or continue to use, the Internet as a medium for commerce. Demand for and market acceptance of recently introduced products and services over the Internet are subject to a high level of uncertainty, and there are few proven products and services.

In addition, the ability to securely transmit confidential information is a significant criterion for successful e-commerce. Any well-publicized compromise of security could deter people from using the Internet or from using the Internet for transactions that involve transmitting confidential information, such as credit card numbers. Because many of our advertisers seek to advertise on our network to encourage people to use the Internet to purchase goods or services, the failure of the Internet as a medium for commerce would seriously harm our business, financial condition or results of operations.

WE CANNOT PREDICT TO WHAT EXTENT WE MAY BE HELD LIABLE FOR OUR SERVICES AND USER GENERATED CONTENT AND IF WE ARE SUBJECT TO SUBSTANTIAL LIABILITY OUR BUSINESS MAY BE MATERIALLY HARMED

We host a wide variety of information, community, communications and commerce services that enable our users to exchange information, conduct business and engage in various online activities. Claims could be made against us for negligence, defamation, libel, copyright or trademark infringement, personal injury or other legal claims based on the nature and content of information that may be posted online by our users. The laws relating to the liability of providers of these online services for the activities of their users are currently unsettled. In addition, we could be exposed to liability with respect to the selection of listings that may be accessible through our Women.com-branded products and properties, or through content and materials that may be posted by users on message boards or in clubs, chat rooms or other interactive community-building services. It is also possible that if any information provided through our services, such as financial information, contains errors, third parties could make claims against us for losses incurred in reliance on such information. We offer Internet-based e-mail services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, or interruptions or delays in e-mail service. Investigating and defending such claims is expensive, even to the extent these claims do not result in liability. Although we carry general liability insurance, this insurance may not be available to cover a particular claim or may be insufficient.

In addition, we could be exposed to liability arising from the activities of users of our content or services or with respect to the unauthorized duplication or insertion of illegal or inappropriate material accessed directly or indirectly through our services. Several private lawsuits seeking to impose such liability upon content providers, online services companies and Internet access providers are currently pending. In addition, legislation currently imposes liability for, and in some cases prohibits, the transmission over the Internet of some types of information. This legislation or any similar future regulation could expose us to significant liabilities associated with our content or services. Our activities could be or become subject to various forms of taxation, including but not limited to sales and use taxes, the imposition of which could materially harm our business, financial condition or results of operations.

The imposition of potential liability for our content or services could require us to implement measures to reduce our exposure to such liability arising out of the content or services we offer, which may require the expenditure of substantial resources, or to discontinue some content or service offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could affect the growth of Internet use. While we carry general liability insurance, it may not be adequate to compensate us in the event we become liable for our content or services. Any liability in excess of our general liability insurance could materially harm our business, financial condition or results of operations.

CONSUMER PROTECTION PRIVACY REGULATIONS COULD IMPAIR OUR ABILITY TO OBTAIN INFORMATION ABOUT OUR USERS

Our network captures information regarding our registered members in order to tailor content to them and assist advertisers in targeting their advertising campaigns to particular demographic groups. However, privacy concerns may cause users to resist providing the personal data necessary to support this tailoring capability. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our network. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed.

Our network currently uses cookies to track demographic information and user preferences. A cookie is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, but is generally removable by the user. Germany has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. If such laws are passed, our business, financial condition and results of operations could be materially harmed.

WE MAY EXPEND SIGNIFICANT RESOURCES TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR TO DEFEND CLAIMS OF INFRINGEMENT BY THIRD PARTIES, AND IF WE ARE NOT SUCCESSFUL WE MAY LOSE RIGHTS TO USE SIGNIFICANT MATERIAL OR BE REQUIRED TO PAY SIGNIFICANT FEES

Our success depends on the protection of our original interactive content and on the goodwill associated with our trademarks and other proprietary intellectual property rights. A substantial amount of uncertainty exists concerning the application of copyright and trademark laws to the Internet and other digital media, and there can be no assurance that existing laws provide adequate protection of our content or our Internet addresses, commonly referred to as domain names. We have filed applications to register a number of our trademarks, trade names and service marks, but registrations have only been granted in selected cases, and we may not be able to secure additional registrations.

We have also invested resources in acquiring domain names for existing and potential future use. We cannot assure you, however, that we will be entitled to use such names under applicable trademarks and similar laws or that other desired domain names will be available. Furthermore, enforcing our intellectual property rights could entail significant expense and could prove difficult or impossible. In the past, third parties have alleged that we have infringed upon their patent rights and we cannot assure you that in the future third parties will not bring additional claims of copyright or trademark infringement, patent violation or misappropriation of creative ideas or formats against us with respect to our content or any third-party content carried by us. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies, ideas or formats, any of which could materially harm our business, financial condition or results of operations.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD ADD ADDITIONAL COSTS TO DOING BUSINESS ON THE INTERNET

We are not currently subject to meaningful direct regulation applicable to access to, or commerce on, the Internet by any government agency. Any new laws or regulations relating to the Internet could substantially increase our operating expenses or otherwise materially harm our business. It is possible that in the future a number of laws and regulations may be adopted with respect to the Internet and other digital media, covering issues such as user privacy, electronic commerce, and the pricing, characteristics and quality of products and services. Our distribution arrangements on the Internet could subject us to the laws of a distant jurisdiction in an unpredictable manner. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and providers of online services in a manner similar to long distance telephone carriers and to impose access fees on these companies.

TRADING IN OUR SHARES COULD BE SUBJECT TO EXTREME PRICE FLUCTUATIONS AND YOU COULD HAVE DIFFICULTY TRADING YOUR SHARES

Our stock price may fluctuate dramatically due to a number of factors such as:

     - actual or anticipated quarterly variations in our operating results

     - changes in market expectations of our future financial performance or changes in the estimates of securities analysts

     - a limited public float due to Hearst's share ownership and, for the six months following our initial public offering in October 1999, contractual restrictions on resale

     - a significant increase in the number of shares available for resale beginning in April 2000 as a result of the expiration of the contractual restrictions on resale

     - announcements by our competitors

     - conditions affecting the market for Internet stocks or the stock market in general

The trading price of our common stock may be volatile. The stock market in general and the market for technology and Internet-related companies, in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been filed. If this were to happen to us, litigation would be expensive and would divert management's attention from the operation of the business.

IF WE, OR THIRD PARTIES ON WHICH WE RELY, FAIL TO ACHIEVE YEAR 2000 READINESS, OUR BUSINESS COULD BE MATERIALLY HARMED

We may discover year 2000 readiness problems in our internally developed systems that will require substantial revision. In addition, third-party software, hardware or services incorporated into our systems may need to be revised or replaced, all of which could be time-consuming and expensive. If we cannot fix or replace our internally developed or third-party software, hardware or services before January 1, 2000, our operating costs could be increased and we could experience business interruptions that could harm our business. Additionally, if we cannot adequately address year 2000 readiness issues in our internally developed proprietary software, we could be subject to claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time consuming to defend.

In addition, the software and systems of governmental agencies, utility companies, Internet service providers, third-party service companies and others outside of our control may not be year 2000 ready. If these entities are not year 2000 ready, a systemic failure beyond our control could result, including a prolonged Internet, telecommunications or general electrical failure. This type of failure would make it difficult or impossible to use the Internet or access our network and would prevent us from publishing our content. If a prolonged failure of this type occurred, our business would be severely harmed. If our advertisers and sponsors are not year 2000 ready, they may defer or cancel advertising scheduled to appear on our network, which could harm our business.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ACTUAL RESULTS THAT DIFFER FROM THOSE STATEMENTS MAY MATERIALLY HARM OUR BUSINESS

This report contains forward-looking statements that are inherently uncertain. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify any forward-looking statements. Each of these forward-looking statements involves risks and uncertainties. In addition to forward-looking statements made by us, this report may also contain forward-looking statements attributed to third parties regarding estimates of the growth of the use of the Internet by women, electronic-commerce over the Internet and spending by advertisers on the Internet. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above in "Risk Factors" and elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Women.com maintains its cash equivalents in an institutional money market fund. As of September 30, 1999 all of Women.com's cash equivalent investments will mature in one year or less. Women.com did not hold derivative financial instruments as of September 30, 1999 and has never held any such instruments. Currently all sales and expenses are denominated in U.S. dollars and as a result no foreign exchange gains or losses have been experienced to date. Women.com Networks does not expect any transactions in foreign currencies during 1999 nor has it engaged in foreign currency hedging to date.

Part II. Other information

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

        (c) On September 7, 1999, Women.com sold 1,250,000 shares of its common stock to Hearst Communications, Inc. and 1,250,000 shares of its common stock to Torstar Corporation. The aggregate proceeds to Women.com from such sales was $27.5 million. The sales were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as the sale did not involve a public offering.

        (d) Women.com's Registration Statement on Form S-1 (No. 333-78363) was declared effective, and the offering commenced, on October 14, 1999. All securities were sold and the offering has terminated. The managing underwriters were Morgan Stanley Dean Witter, Deutsche Banc Alex. Brown and Salomon Smith Barney. The class of securities registered was common stock. An aggregate of 4,312,500 shares of common stock were registered and sold for the account of Women.com, and the aggregate offering price was $43,125,000. Aggregate underwriting discounts and commissions were $3,018,750. Estimated expenses for the offering were $1,500,000. Net proceeds to Women.com were $38,606,250. Women.com received the proceeds from the offering after the period covered by this Report. The net proceeds have been invested in short-term, investment grade, interest-bearing securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

        (a) See Exhibit Index on page 28.

        (b) No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999                Women.com Networks, Inc.

                                       By: /s/ Michael Perry
                                          -------------------------
                                       Title: Chief Financial Officer
                                       Duly authorized officer and
                                       Principal financial officer

                                  EXHIBIT INDEX

        EXHIBIT       DESCRIPTION

        3.1           Restated Certificate of Incorporation of the Registrant
        3.2           Amended and Restated Bylaws of the Registrant
        4.1           Reference is made to Exhibits 3.1 and 3.2 hereof
        4.2*          Specimen Certificate for Registrant's common stock
        4.3*          Amended and Restated Investors' Rights Agreement, dated May 7, 1999, by and among the
                      Registrant, Marleen McDaniel, Ellen Pack, certain holders of the Registrant's common stock and certain holders of warrants to purchase the Registrant's common stock
        4.4*          Investor Rights Agreement, dated July 9, 1999, between the Registrant and Torstar
                      Corporation
        4.5*          Investor Rights Agreement, dated July 9, 1999, between the Registrant and The Walt
                      Disney Company
        10.1.1*       Amended and Restated 1998 Equity Incentive Plan
        10.1.2*       Employee Stock Purchase Plan
        10.1.3*       Amended and Restated 1994 Stock Option Plan
        10.2*         Magazine Content License and Hosting Agreement by and
                      between the Registrant and Hearst Communications, Inc.,
                      dated January 27, 1999
        10.3+*        Investment Agreement by and between the Registrant and
                      Graphics International, Inc. d/b/a Hallmark Connections,
                      dated August 19, 1997, as amended on May 7, 1998
        10.4*         Investment agreement by and between the Registrant and
                      MediaOne Interactive Services, Inc. (formerly known as US
                      West Interactive Services, Inc.), dated July 7, 1997, as
                      amended on April 7, 1998
        10.5*         Executive Employment Agreement by and between the Registrant and Marleen McDaniel, dated January 29, 1999
        10.6+*        Investment Agreement by and between the Registrant and Rodale Press, Inc., dated
                      January 27, 1999
        10.7*         Letter Agreement by and between the Registrant and Rodale Press, Inc., dated January
                      27, 1999
        10.8+*        Website Agreement by and between the Registrant and Rodale Press, Inc., dated May 2,
                      1997
        10.9*         Warrant Purchase Agreement by and between the Registrant
                      and MediaOne Interactive Services, Inc. (formerly known as
                      US West Interactive Services, Inc.), dated July 7, 1997
        10.10*        Warrant Agreement by and between the Registrant and
                      MediaOne Interactive Services, Inc. (formerly known as US
                      West Interactive Services, Inc.), dated July 7, 1997
        10.11*        Lease Agreement, dated November 7, 1994, and Addendum
                      thereto dated November 8, 1994, by and between the
                      Registrant and Golden Century Investment Company
        10.12*        Amendment No. 1 to the Master Lease Agreement, dated December 1, 1994, by and between the Registrant and Golden Century Investment Company
        10.13*        First Amendment to Lease Agreement, dated July 27, 1997,
                      by and between the Registrant and Carramerica Realty
                      Corporation (the successor in interest to Golden Century
                      Investment Company)
        10.14*        Second Amendment to Lease Agreement, dated August 31,
                      1997, by and between the Registrant and Carramerica Realty
                      Corporation
        10.15*        Third Amendment to Lease Agreement, dated October 27,
                      1998, by and between the Registrant and Carramerica Realty
                      Corporation
        10.19*        Series D Preferred Stock Purchase Agreement by and among
                      the Registrant and the purchasers of Series D Preferred
                      Stock, dated June 5, 1998

        EXHIBIT       DESCRIPTION

        10.20*        Series E Preferred Stock Purchase Agreement by and among
                      the Registrant and the purchasers of Series E Preferred
                      Stock, dated May 7, 1998
        10.22*        Agreement of Merger and Purchase, by and among Hearst
                      Communications, Inc., Astronet, Inc., Hearst New Media,
                      LLC and certain shareholders and option holders of
                      Astronet, Inc. dated December 23, 1998
        10.24*        Asset Purchase Agreement by and among the Registrant, Wild Wild Web, Inc., Raymond B.
                      Kropp and Victoria P. Kropp dated April 2, 1998
        10.25*        Fourth Amendment to Lease Agreement by and between the
                      Registrant and Carramerica Realty Corporation dated March
                      24, 1999
        10.26*        Stock Purchase Agreement by and between the Registrant and
                      Hearst Communications, Inc., dated July 9, 1999
        10.27+*       Letter Agreement by and among the Registrant, Torstar
                      Corporation and Harlequin Enterprise Limited, dated June
                      25, 1999, as amended July 9, 1999
        10.28*        Amendment No. 1 to Letter Agreement by and among the Registrant, Torstar Corporation and Harlequin Enterprise Limited, dated July 9, 1999
        10.29*        Stock Purchase Agreement by and among the Registrant and Torstar Corporation, dated
                      July 9, 1999
        10.31*        Amendment No. 1 to Stock Purchase Agreement by and between the Registrant and Hearst
                      Communications, Inc., dated September 7, 1999
        10.32*        Amendment No. 1 to Stock Purchase Agreement by and between the Registrant and Torstar
                      Corporation, dated September 3, 1999
        10.33*        Form of Stock Purchase Agreement by and between the Registrant and Hearst
                      Communications, Inc.
        10.34*        Warrant Agreement by and between Women.com Networks and HC
                      Crown Corp., dated August 19, 1997
        10.35*        Fifth Amendment to Lease Agreement, dated May 25, 1999, by and between the Registrant and Carramerica Realty
                      Corporation
        10.36*        Agreement of Lease between the Registrant and Polestar
                      Fifth Property Associates LLC, dated July 31, 1999
        27.1          Financial Data Schedule

------------------------
*Incorporated by reference to the exhibit to the Registration Statement on Form
 S-1 (No. 333-78363).
+Confidential treatment has been granted by the SEC on portions of this Exhibit.