Form 10-K
period 1999-12-31
WOMEN COM NETWORKS INC
filed 2000-03-29
CIK 1084609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26055

                            WOMEN.COM NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                          7375                         13-4059516
(STATE OR OTHER JURISDICTION OF  (PRIMARY STANDARD INDUSTRIAL          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)       CLASSIFICATION CODE)             IDENTIFICATION NO.)

                         1820 GATEWAY DRIVE, SUITE 100
                          SAN MATEO, CALIFORNIA 94404
                                 (650) 378-6500
  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR
                             VALUE $.001 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [ ]

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on March 17, 2000 as reported on the Nasdaq National Market was approximately $175,815,120. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 1999. This determination of affiliate status is not a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of March 17, 2000, was 46,539,663.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
Item 4a.  Executive Officers..........................................   12

PART II
          Market for Registrant's Common Equity and Related
Item 5.   Stockholder Matters.........................................   14
Item 6.   Selected Consolidated Financial Data........................   14
          Management's Discussion and Analysis of Financial Condition
Item 7.   and Results of Operations...................................   15
          Quantitative and Qualitative Disclosures About Market
Item 7a.  Risk........................................................   25
Item 8.   Consolidated Financial Statements and Supplementary Data....   26
          Changes in and Disagreements with Accountants on Accounting
Item 9.   and Financial Disclosure....................................   26

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   27
Item 11.  Executive Compensation......................................   27
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................   27
Item 13.  Certain Relationships and Related Transactions..............   27

PART IV
Item 14.  Exhibits, Financial Statements and Reports on Form 8-K......   27
SIGNATURES............................................................   48

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its 2000 Annual Stockholders Meeting are incorporated by reference in Part III hereof.

                                     PART I

     The statements contained in this Annual Report on Form 10-K (the "Report") that are not historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of the Company's products, and statements regarding reliance on third parties. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements as a result of certain factors, including, without limitation, those discussed under the heading "Risk Factors" on page 18 in Item 7 and elsewhere in this Report.

     In this Report, the terms "company," "Women.com," "we," "us" and "our" refer to Women.com Networks, Inc., a Delaware corporation.

ITEM 1. BUSINESS

OVERVIEW

     We are a leading Internet media company that offers a branded network dedicated to women. While we offer all the services that web users expect in a portal site, including programming, community, shopping and personalized services, our most distinguishing feature is our network approach, which unites the most popular brand names in the world under one user-friendly interactive hub. Brand names such as Cosmopolitan, Good Housekeeping, Harlequin and Prevention are incorporated into our network, which includes 100,000 pages within 19 topical channels. We believe this depth and breadth of programming sets Women.com apart from other online properties. The company was founded in 1992 by Ellen Pack, who launched "Women's Wire" an online subscription service in 1993. In 1995 we introduced our current web site, located at www.women.com. In April 1998, we purchased Wild Wild Web Incorporated, which operated StorkSite, a web site focused on content and community for expectant mothers. In January 1999, we combined our business with HomeArts and Astronet, both of which were business units of Hearst's New Media and Technology Division. During the fourth quarter of 1999, we completed our initial public offering and completed the acquisition of World Gaming Corporation, a privately-held online gaming company. We make our programming and services available without charge to visitors and generate revenue primarily through the sale of advertisements, promotions, sponsorships and direct marketing. We also receive production and e-commerce revenues from certain partners. Advertising on Women.com properties is sold through our direct sales force. In the fourth quarter of 1999, we had over 200 industry-leading advertisers including Dell Computers, Fidelity Investments, General Motors, Johnson & Johnson, Proctor & Gamble, Sears and Visa.

     During the fourth quarter of 1999, an average of 4.2 million Internet users viewed an average of 151 million Web pages each month on Women.com-branded online media properties.

THE WOMEN.COM SOLUTION

     Our business is based on two important elements: 1) a large audience, which is drawn by our programming, community and services; and 2) an effective advertising medium and e-commerce platform for our customers. Elements of our solution include:

  Delivering Value to Women

     We provide women with original programming, community, personalized tools and services and online shopping.

     Programming. We produce original, interactive content, including editorials, in-depth articles and expert advice. We also distribute a broad range of up-to-date news, daily tips and celebrity interviews. We are dedicated to helping women be more productive by delivering high quality programming on topics such as finance, health, shopping and travel. We have engaged more than 150 editors, freelance writers, artists and personalities to help us provide content that distinguishes us from other women's networks and online services. We have established strategic relationships with leading women's magazine publishers, Hearst and Rodale, which provide us with access to the largest collection of magazine content targeted at women, including Cosmopolitan, Good Housekeeping, Prevention, Redbook and other magazines that reach more than 60 million women in the United States each month. We have developed other content partnerships with brand-name companies such as ABC News and Bloomberg, which enable us to supplement our network with even more trusted and branded content. We believe our editorial independence builds our credibility and trustworthiness and increases users' loyalty to the Women.com brand. By combining our extensive content with our network's powerful functionality, we believe we have created a unique Internet experience for our users. For example, our health channel is supplemented by a complete range of Prevention, CBS HealthWatch and Medscape content, which we combine with health experts and interactive features such as calorie counters, medical databases, vitamin dispensers and menu planners.

     Community. During 1999 we redesigned and successfully launched a proprietary new community platform to give our visitors the opportunity to interact with experts and other women online. Our members share experiences, solutions and opportunities, gain support and exchange information. These communities are formed around interests such as book clubs, entrepreneurs' forums, investment clubs and recipe exchanges as well as member-to-member programs such as Mentor Moms, Fitness Buddies and Health Support Groups. Our high quality content also provides topics to discuss on message boards and in chat rooms in which visitors can interact with editors, resident experts and community hosts.

     Premium Offerings and Membership. We also provide convenient personalized services and more than 200 tools to help women manage their lives. For instance, women can use the Mortgage Calculator, Recipe Finder or Weather Center to get relevant information quickly and efficiently. Women.com also offers free membership to users, which provides access to additional services such as merchandise discounts, personalized home pages and message boards. Membership is one of the fastest growing areas of our network, surpassing 2 million in December 1999. MyWomen.com, our personalized home page offering, was introduced in October 1998 and is another one of the fastest growing areas within our network, providing members with customized news, information, shopping and time and life management tools. From this service, we are able to accumulate substantial information about online preferences and behavior that will allow us to provide increasingly targeted services to our customers. We believe membership creates user loyalty, repeat site visits, referrals and user-generated content. This also creates opportunities for advertisers and merchants to develop a more focused and interactive relationship with our users.

     Online Shopping. We designed our shopping channel around our visitors' preferences. It is designed to be easy to navigate, features brand names and includes staff recommendations. We believe that our original content combined with our strategic product placement allows women to make educated and value-oriented purchase decisions. Our highly contextual e-commerce environment has attracted over 60 leading commerce partners, including Amazon.com, Clinique, eToys, Hooked on Phonics, J.Crew, John Hancock and PlanetRx. The contextual nature of our e-commerce environment, for example, enables a visitor to our health channel seeking information on fitness to click through to one of our shopping centers and purchase the latest exercise video. Our new eHarlequin.com site launched in February 2000 gives visitors the opportunity to purchase Harlequin romance novels and related merchandise online.

  Delivering Value to Advertisers

     We believe that our visitors constitute a valuable and demographically targeted audience for advertisers, not only because more than 80% are female, but also because they have higher income, spending and education levels as compared to the overall web population. We derive over 80% of our revenues from the sale of advertisements, which are sold by our in-house sales staff. Our sales team identifies strategic accounts and develops presentations and customized strategies in an effort to build long term relationships with marketers. We have sales personnel located in Chicago, Dallas, Los Angeles, New York and San Mateo. We offer advertisers more than 100,000 pages of high-quality content within which to contextually place their messages.

     We offer a variety of programs to advertisers, including:

     - the ability to display banner advertisements on our network

     - the opportunity to sponsor a specific program or site on our network

     - the ability to place links in our shopping center in order to promote an advertiser's products or services

     - the opportunity to engage us to produce banner advertisements or mini-sites, which are sites dedicated to a single advertiser

     - the opportunity to participate in promotions on our network, typically focused on a particular event such as a sweepstakes

     - the opportunity to engage us to perform market research that helps advertisers understand market reaction to their products, services or their advertising message

     - the ability for advertisers to focus their messages on a segmented and therefore highly targeted, audience

     These features and services have attracted leading advertisers to our network. Furthermore, Women.com's magazine sites provide additional opportunities to develop relationships with advertisers who are accustomed to advertising with the print magazines. These strategies have allowed us to achieve our goal of higher advertising rates and longer-term relationships with our customers. In the fourth quarter of 1999, we had over 200 industry-leading advertisers including Dell Computers, Fidelity Investments, General Motors, Johnson & Johnson, Proctor & Gamble, Sears and Visa.

  Delivering Value to Merchants

     Online merchants benefit from the contextual e-commerce environment that Women.com creates through the structure of our site and our highly relevant and complementary content. We believe that our original content, combined with product placement and e-commerce channels allow women to make better purchase decisions. In addition, our online shopping centers are designed for convenience and value, featuring weekly discount specials, helpful product information and experts such as pharmacists to answer any questions. This helps us to attract leading commerce partners such as Amazon.com, Clinique, eToys, Harlequin, Hooked on Phonics, J.Crew, John Hancock and PlanetRx. We believe that because of our segmented and targeted demographics, our users are more likely to purchase products and services while shopping on our network. According to @Plan for the period from June to December 1999, approximately 75% of our audience made purchases on the Internet, while only approximately 47% of all Internet shoppers made purchases. The same study reported that 47% of our audience had a household income over $50,000 compared to only 29% for the overall Web audience.

BUSINESS STRATEGY

     Women.com's objective is to build the highest caliber network where women can access the best information, commerce, community and services available online. We will continue to enhance and broaden our content, customer base and marketing efforts with the goal of being the most credible and trustworthy resource to women and advertisers on the Web. Components of our strategy include the following:

     Produce, Enhance and Distribute Compelling and Original Content. Similar to traditional media, we believe audiences are drawn to high-quality programming. As such, we have made great efforts to make our content a cornerstone of our online network. We supplement our content with advice from well-known experts such as Dr. Joyce Brothers, integrated tools such as mortgage calculators, and communities that are organized into hundreds of different topics. We are also the only online network that has 17 different points of entry into our interactive hub, comprised of independent, yet integrated URLs such as www.cosmomag.com or www.prevention.com. In addition, our other content partners, such as Bloomberg and ABC News, supplement our network with branded programming. We believe these familiar names play a significant role in bringing women to our network. And because we know women's interests are diverse, we provide in-depth information about everything from health to investing, which encourages our visitors to explore our network once they are there.

     We currently offer more than 100,000 pages of daily news, feature articles and other in-depth information. We intend to increase the number of features, topics, applications and tools, while working to customize the user's experience in order to encourage higher repeat rates, customer satisfaction, and to reach a broader use base. We provide content to leading Internet portals including Alta Vista, America Online, Go.com, Infoseek, MSN and Yahoo!. These partners distribute Women.com-branded content to their millions of visitors each day and while we will continue to focus on expanding these relationships, we also intend to explore new platforms of distribution, including wireless, broadband and television. We are already distributing daily tips on Motorola pagers, as well as our audio and video segments to RoadRunner's broadband customers.

     Geographic Expansion. Women.com intends to pursue an international expansion strategy by licensing content to best of breed third parties in both English and non-English speaking countries. We also intend to rollout the full range of our products and services to the largest international markets by partnering with local companies in the telecommunications, media and publishing industries. We currently have content licensing arrangements with leading media companies in Japan.

     Extend Our Brand Recognition. We are a leading brand name for women on the Internet and believe that we benefit from being an early provider of content and services dedicated to women online. We believe our name, "Women.com," is the most intuitive brand and domain name for an online network serving women, allowing for strong online branding and traffic growth. We intend to increase our brand awareness and visibility through a variety of marketing and promotional activities, including advertising on other leading Internet sites and in other print and broadcast media, conducting a vigorous public relations campaign, engaging in cross-promotion with our magazine partners and developing other business alliances and partnerships. We believe we can continue to increase our traffic and brand-awareness by expanding our online distribution partnerships, while forging paths into new areas such as wireless distribution. We deliver over 3,000 headlines or articles each month to our online distribution partners and deliver programming to channels and subchannels on our distribution partners' sites. Clicking on any of these headlines links the user back to Women.com.

     Enhance the User's Experience. We believe women are seeking content, community and shopping that is tailored to their individual needs. Our main priority is customer satisfaction, and we have designed our network to offer women functionality, utilities, original content and services relevant to their lives so they will make Women.com a part of their daily routine. We will continue to focus technology development efforts to create and enhance our specialized, proprietary applications and services that are unique to our company, and to license or acquire commercially developed technology for other applications where available and appropriate. We believe this technology will help us expand and enhance services such as newsletters, homepages and personalized calendars to help women more quickly achieve their information, communication and commerce objectives. One of our goals is to encourage users to register with us and we intend to focus on increasing our membership base, which as of January 2000 was over 2 million. We believe that the information a new member provides when registering allows us to better respond and adapt to our users' goals.

     Partner with Advertisers to Provide Unmatched Access to Women on the Internet. We sell a variety of advertising solutions to advertisers, including banners, buttons, content sponsorships, e-commerce placements, links, minisites and promotions. Several large advertisers have also taken advantage of our internal market research capability. We also enter into consultative relationships with many of our advertisers that allow for customized and targeted advertising campaigns. We advise these advertising partners on how best to market their products and services to women online. To date, 25 advertisers have engaged us in this consultative capacity, including John Hancock, Proctor & Gamble and Toyota. Although we do not generate revenues directly from these consulting services, we believe our consultative approach provides us the opportunity to establish broader, long-term relationships with important advertisers. In addition, we believe this consultative approach:

     - provides value to advertisers through more effective advertising campaigns

     - generates multiple ad revenue streams, including advertising, minisite and banner production and market research

     - establishes more loyal and long-lasting advertiser relationships

     - generates useful market research that we can use to plan future content offerings

     We create customized advertising solutions for our advertising clients and intend to further expand our existing advertiser relationships. We also plan to continue to leverage our growing user base to capture valuable customer data. This data, although shared anonymously with our advertising partners, can be used by our internal market research staff to create valuable direct marketing data. This will allow us to further refine and enhance the advertising solutions we create for our clients as well as our future content offerings.

     Enhance Our E-Commerce Offerings. We intend to continue to make e-commerce an integrated and valuable part of our network. We currently have an affiliate-based e-commerce model with leading commerce partners through which merchants purchase space in our category-focused shopping centers and sell their products to our users in a contextual selling environment. We believe that more online merchants will want to partner with us as a result of our click-through rates, our large user base and the demographics of our audience. We also intend to increase the number of our shopping centers and populate these centers with additional products and helpful information. Our goal is to facilitate e-commerce transactions by providing an environment filled with brands and content with which merchants want to be associated. We also provide a proprietary transactional platform to enable certain merchants to sell their products and services to consumers directly.

OUR NETWORK

     The table below provides a description of the content offered through each of our 19 channels.

          CHANNEL NAME                                    DESCRIPTION
          ------------                                    -----------
Career..........................  Offers information on job listings, child-care centers, resume writing and personnel management. Extends
                                  opportunities to participate in the Entrepreneur Club or to ask "Career Coach" about salary ranges and networking
                                  strategies. Features news highlights, personal finance and small business information.
Cars............................  Offers tools such as the car payment calculator and provides tips on car insurance and financing. Provides opportunity to ask "Cash Flo" about the pros and cons of leasing vs. buying a car and offers automotive tips in related chat rooms.
Entertainment...................  Features book and movie reviews, community chats, television picks and celebrity interviews.

          CHANNEL NAME                                    DESCRIPTION
          ------------                                    -----------
Family..........................  Enables visitors to find information on a wide range of topics, including child development, college tuition
                                  planning and parenting tips from expert columnists. Offers online activities for parents and kids.
Fashion & Beauty................  Offers helpful suggestions on skin care, fashion and make-up. Features fashion trends and personal style
                                  interactive tools. Allows visitors to e-mail questions to
                                  "Fashion Plate." Features information from Cosmopolitan and
                                  Harper's Bazaar.
Fitness.........................  Offers opportunities to meet a workout buddy in the network's fitness community, join a walking club, design a personalized workout shop for the latest exercise videos or use the interactive calorie counter. Features information
                                  from Prevention, Redbook and Good Housekeeping.
Food............................  Features recipe finders, cooking schools, restaurant reviews, wine selection suggestions and a daily meal
                                  planner. Offers information from Country Living and Good
                                  Housekeeping.
Health..........................  Loaded with information on health news, ailments and nutrition. Features content from Prevention, Healthy Living and content partners, SelfCare and Medscape. Offers advice from the network's resident expert and related support
                                  groups and interactive tools such as calorie counter and
                                  vitamin dispenser.
Home & Garden...................  Provides viewers with advice and tools for the design and care of gardens. Features content from Country Living
                                  Gardener and expert advice from Ms. Grow-it-all.
Horoscopes......................  Features relationship compatibility tools, birthday reminders and personalized daily horoscopes where visitors can ask "Genie" questions and find horoscopes from related magazines sites. Features information from Cosmopolitan.
Money...........................  Features content from Bloomberg, including business news, portfolio tools, currency conversion rates, stock quotes and company profiles. Provides interactive tools such as
                                  personal budget planning, home-buying calculators and other financial planning information.
News & Politics.................  Updates viewers on the financial industry, technology, world news headlines and other current events. Offers an
                                  opportunity to post comments, participate in various polls and e-mail politicians regarding public policy.
Pregnancy & Baby................  Features a large selection of body, health, pregnancy, childbirth and parenting reference materials. Offers advice from our resident obstetrics nurse and the opportunity to
                                  share experiences in the chat rooms.
Sex & Romance...................  Offers advice on relationships through content from
                                  Cosmopolitan and Redbook. Features content from Harlequin,
                                  "Emale," who provides advice from the male perspective, and love horoscopes.
Shopping........................  Offers visitors online shopping opportunities and an extensive selection from our over 35 e-commerce partners
                                  offering 18 product categories. Features "Deal of the Week"
                                  and "Staff Picks" that highlight savings and recommended
                                  products.
Small Business..................  Offers resources for starting a business, helpful hints from the Entrepreneur's Club or the "Biz Shrink" and content from
                                  Victoria and Good Housekeeping. Features interactive tools such as a start-up cost calculator and interactive business plan.
Technology & Internet...........  Provides visitors the opportunity to build their own
                                  Internet site and offers the latest technology news.
                                  Highlights women through broadband video interviews with
                                  well-known journalists such as NBC's Soledad O'Brien.
Travel..........................  Offers visitors the opportunity to plan a weekend getaway, read about tips for business travel and find weather
                                  information for any city and provides postings of
                                  destination picks on the travel message board.

          CHANNEL NAME                                    DESCRIPTION
          ------------                                    -----------
Weddings........................  Features tools for brides and grooms such as the wedding checklist from Town & Country, information on finding a
                                  wedding dress and wedding gift suggestions.

Our channels link to related content on 11 magazine sites to which we have online distribution rights. We produce, maintain and host these branded sites. The content from these sites links to various channels within our network. The following table describes each magazine site:

            MAGAZINE                              RELATED WEB SITE DESCRIPTION
            --------                              ----------------------------
Cosmopolitan.....................  Features fashion and relationship advice aimed at the
                                   "fun, fearless female."
Country Living...................  Provides lifestyle and home design ideas.
Country Living Gardener..........  Features seasonal gardening practices, beautiful gardens and tips for the avid gardener.
Country Living's Healthy           Features topics relating to illness and disease prevention
  Living.........................  and offers advice on following a healthy and spiritual lifestyle.
Good Housekeeping................  Features topics relating to food and recipes, home, family and consumer reports.
Harper's Bazaar..................  Profiles upscale fashion and beauty trends.
New Woman........................  Features topics relating to beauty, fashion, health fitness and relationships for active women.
House Beautiful..................  Features topics relating to designing, improving or remodeling one's home.
Prevention.......................  Offers articles, resources, guidance and expertise on a variety of health-related topics.
Redbook..........................  Focuses on family, health and marriage.
Town & Country...................  Focuses on living, arts, travel and weddings.
Victoria.........................  Offers support and advice for women entrepreneurs, including stories and lifestyle tips.

ADVERTISING SALES

     We have derived substantially all of our revenues to date from the sale of advertisements. Our advertising products currently consist of banner advertisements that appear on pages within Women.com properties, higher profile promotional sponsorships that are typically focused on a particular event, such as a sweepstakes, production services for merchants who wish to create their own minisites within the Women.com network, and merchant advertisements on targeted areas for contexual selling. Hypertext links are embedded in each banner advertisement or button to provide the user with instant access to the advertiser's Web site, to obtain additional information, or to purchase products and services. We offer advertisers the opportunity to target their messages to segments of our audience, and therefore deliver greater value to our customers. By developing an extended family of Women.com-branded properties, we seek to offer advertisers a wide range of placement options.

     As of December 31, 1999 we had a direct sales force comprised of 39 sales people, sales managers and support staff. This group is located primarily in New York, with offices in Chicago, Los Angeles and San Mateo, California. Our marketing division also works closely with the sales department to create a variety of advertising packages from banner advertisements to minisite production.

CUSTOMERS

     Our sales division is building a large and varied client base of advertising relationships, which we believe will build the strongest base of customers for the future. During the fourth quarter of 1999, we had over 200 advertising customers and no one customer accounted for more than 10% of our net revenues in that quarter. Selected customers and their respective industries advertising on the network include:

                                           TELECOMMUNICATIONS                  CONSUMER/
    AUTOMOTIVE       FINANCIAL SERVICES       & TECHNOLOGY       RETAIL      PACKAGED GOODS
    ----------       ------------------    ------------------    ------      --------------
Ford Motor Company  Discover Brokerage        AT&T              Internet    Avon
General Motors      Fidelity Investments      IBM               Shopping    Bristol-Myers
Mercedes Benz       John Hancock              GTE               Network     Squibb
Toyota              Strong Funds              Intel             JC Penney   Clinique
Volvo               Union Bank of             Lycos             J. Crew     Kellogg
                    California                Microsoft         Macy's      Kraft
                    Visa                      Sprint            Sears       Proctor & Gamble
                                                                            Unilever

CONTENT RELATIONSHIPS

     In order to provide our visitors with comprehensive programming, we have entered into selected content relationships with companies including ABC News, Bloomberg L.P., E!Online, Hearst, Rodale and Torstar (Harlequin).

DISTRIBUTION RELATIONSHIPS

     We believe that brand awareness and broad distribution are critical to our success. Accordingly, in order to leverage our brand identity and increase traffic to our network, we have entered into over 25 online distribution relationships with leading Internet companies, including America Online, Alta Vista, Go.com, Infoseek, Lycos, Microsoft Network, Snap.com and Yahoo!. Under these distribution agreements, our distribution partners host Women.com content on their sites. By clicking on the Women.com button or link placed on a distribution partner's site, a user can immediately access our content, tools and services. The term of these relationships ranges from six months to two years. We will also have broadband distribution outlets with MediaOne Interactive Services, Inc., one of the leading broadband communications companies.

MARKETING

     Our marketing strategy includes a variety of online and offline marketing initiatives, which focus on building our brand awareness, driving traffic to our network, building our membership base and maximizing the amount of traffic to our network at reasonable customer acquisition costs.

     We will continue to utilize our online distribution relationships to build brand and generate traffic, and will also use other audience building strategies, including newsletters to members, links to search engines and news group postings.

     Our offline brand-building strategy focuses on relationships with media partners, including Hearst, Rodale and Harlequin. Hearst and Rodale promote our network in each of their magazines, both with advertising and with mentions. In addition, under our agreement with Harlequin, Harlequin will promote our jointly developed web site in all of its books published in North America. We also promote our network through radio broadcasts and television broadcasts. We have partnered with well-known national television programs, such as Good Morning America to highlight Women.com events such as our "Majority 2000" election initiative. Under these relationships, media companies feature Women.com content on their programs.

     Our marketing department is also engaged in providing support to our sales effort. The sales marketing staff develops sponsorship packages and proposals and creates minisites and other production activities on behalf of advertising clients.

     As of December 31, 1999, our marketing department consisted of 32 marketing professionals located in San Mateo and New York.

TECHNOLOGY

     We rely almost exclusively on a variety of third-party products for our hardware and software. We operate our network to ensure maximum network uptime, to obtain, preserve and analyze customer data, and to enhance the user's experience.

     Our goal is to maintain the technological infrastructure required to enable heavy traffic, e-commerce and memory-intensive graphics on our network. We maintain several Internet servers and application servers, each of which contain software that balances the amount of content, traffic and transactions conducted. Each server has one or more replicas and our user traffic is balanced among them. As a result, if a server fails, there are enough back-up servers to ensure that our service interruption is minimized. We house our servers at Exodus Communications. Exodus is an environmentally controlled data center with multiple communication lines and uninterrupted power.

     We provide tools for our visitors to search through our content using our servers and are implementing a system that will help us assemble web pages in real time based upon user or editorial requirements. We utilize third party software to manage and deliver advertisements and to provide advertisers online access to the information they need to measure how their advertisements are performing on our network.

COMPETITION

     The market for Internet content and service providers is highly competitive with few barriers to entry. The market segment that we target is characterized by an increasing number of market entrants with competing content and services.

     We compete, in particular, with the following types of companies:

     - publishers of women's print magazines, such as Conde Nast and Hachette Filipachi, which also host Internet sites with content designed to complement their magazines

     - content aggregators, including America Online, Microsoft and Yahoo!

     - Internet companies, such as iVillage and Oxygen Media, which target women online

     - Internet directories, search engines and other sites that offer original editorial content

     - companies in the print, broadcast and television industries

     While we believe that this market segment is large enough to support multiple companies, one or a few content and service providers could come to dominate this segment. We must compete with such entities for Internet user attention and time and for advertising and commerce revenues. In order to compete successfully, we must provide compelling Internet content to attract Internet users within our target demographic group and support advertising intended to reach this audience.

     We believe that the principal competitive factors in attracting Internet users include the quality of presentation, the relevance and depth of information and name recognition of the services we offer. With respect to securing advertisers, we believe that the principal competitive factors include the number of users accessing our network, the demographics of the users, our ability to deliver interactivity throughout our network and the overall cost-effectiveness of the advertising offered. The success of our business strategy depends in part on our ability to achieve premium rates for our advertising products, based in part on the demographic characteristics of our users.

EMPLOYEES

     As of December 31, 1999, we had 277 full-time employees, of whom 137 were in content development, 39 in sales, 41 in technical operations, 32 in marketing and 28 in general and administrative services. To support our anticipated future growth we expect to hire additional employees, particularly in the areas of content development and sales and marketing. Management considers its employee relations to be good.

ITEM 2. PROPERTIES

     As of March 1, 2000, our headquarters are located in approximately 43,000 square feet of office space in San Mateo, California under lease agreements that expire on December 31, 2001 as to approximately 14,000 square feet, December 31, 2002 as to approximately 10,000 square feet and August 31, 2003 as to the remainder. In addition, we lease approximately 49,000 square feet of office space in New York City pursuant to a lease agreement which expires December 31, 2010. We also maintain offices in Chicago, Illinois, New Canaan, Connecticut and Santa Monica, California.

ITEM 3. LEGAL PROCEEDINGS

     There were no significant legal proceedings as of December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the quarter ended December 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS

     Set forth below is information regarding our executive officers as of March 1, 2000:

          NAME            AGE                             POSITION
          ----            ---                             --------
Marleen McDaniel........  50     Chairperson, Chief Executive Officer and President
David Brandin...........  61     Senior Vice President, International
Gina Garrubbo...........  39     Executive Vice President, Sales
Ellen Pack..............  34     Founder, General Manager and Senior Vice President
Michael Perry...........  53     Chief Financial Officer
A. Erin Ruane...........  35     Senior Vice President, Business Development
Anna Zornosa............  41     Senior Vice President, Marketing and Strategic Partnerships

     Marleen McDaniel has served as our President, Chief Executive Officer and Chairperson of the board of directors since October 1994. From 1992 to 1994, Ms. McDaniel served as Senior Vice President and General Manager of Interop Company, a division of Ziff-Davis Publishing. In 1990, Ms. McDaniel served as Vice President of Marketing for Crescendo Communications, Inc., a high speed internetworking company that later merged with Cisco Systems, Inc. From 1983 to 1990, Ms. McDaniel served as Director of Sales and Marketing at Sun Microsystems, Inc. Ms. McDaniel also serves on the board of directors for eve.com, Inc., an online source for beauty products, and is a trustee for the Institute for Women in Technology. Ms. McDaniel holds a B.A. in Psychology from the University of California, Berkeley.

     David Brandin has served as our Senior Vice President, International since November 1999. Prior to joining Women.com, Mr. Brandin held a number of senior level positions at high-tech companies including ClariNet, the McKinley Group, Interop, SRI International's Computer Science and IT management consulting divisions and founded Strategic Software Services, a consulting firm. Mr. Brandin holds a BS in mathematics from Illinois Institute of Technology and attended the Stanford Graduate School of Business' Executive Program.

     Gina Garrubbo has served as our Executive Vice President, Sales, since October 1996. From 1992 to 1996, Ms. Garrubbo served as Vice President of Discovery Communications, Inc, a cable programming company, where she directed advertising sales for the Discovery and Learning Channels. From 1988 to 1992,

Ms. Garrubbo served as Vice President of Sales for Action Media Group, a company involved in television barter syndications. Ms. Garrubbo holds a B.A. in Government from Wells College in Aurora, New York.

     Ellen Pack founded Women.com in 1992 and has served as our General Manager and Senior Vice President since inception. From 1990 to 1992, Ms. Pack served as Chief Operating Officer of Torque Systems, Inc., a workflow software company. Ms. Pack holds a B.A. in Economics and an M.B.A. from Columbia University.

     Michael Perry has served as our Chief Financial Officer since October 1998. From 1987 to 1998, Mr. Perry served as Chief Financial Officer for the Belo Corporation, a television and newspaper company. Mr. Perry holds a B.A. in Accounting and Finance and an M.B.A. from Michigan State University.

     A. Erin Ruane has served as our Senior Vice President, Business Development since August 1999 and served as Vice President, Business Development from 1996 to August 1999. From 1994 to 1996, Ms. Ruane served as Director of Corporate Play Programs at Gymboree, Inc., a children's clothing and toy company. From 1992 to 1994, Ms. Ruane served as a Manager in the Strategic Planning Corporate Development Group at The Walt Disney Company. Ms. Ruane holds a B.A. in Economics from Georgetown University and an M.B.A. from the Darden School at the University of Virginia.

     Anna Zornosa has served as our Senior Vice President, Marketing and Strategic Partnerships since August 1999 and served as Senior Vice President, Strategic Partnerships from February 1999 to August 1999. From April 1998 to November 1998, Ms. Zornosa served as President and Chief Operating Officer of SmartAge Inc., a community-based Internet company focused on small businesses. From 1995 to 1998, Ms. Zornosa served as Senior Vice President, Advertising Sales and Affiliate Development with PointCast, Inc. From 1991 to 1995, Ms. Zornosa served in various executive positions at Ziff-Davis Publishing, Inc. Prior to working at Ziff-Davis, Ms. Zornosa served as Publisher and Editor-in-Chief of Communications Week, a magazine focused on telecommunications. Ms. Zornosa holds an M.A. in Communications from the University of Wisconsin.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's common stock is traded on the Nasdaq National Market under the symbol "WOMN." The Company completed the initial public offering of its common stock on October 20, 1999. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by the Nasdaq National Market:

                                                               HIGH        LOW
                                                              -------    -------
Fiscal Year 1999:
  Fourth Quarter (from October 15)..........................  $23.375    $12.250

     On March 17, 2000, the last reported sale price of the Company's common stock on the Nasdaq National Market was $10.00 per share. As of March 17, 2000, the Company had approximately 299 holders of record of its common stock. The Company has never paid any cash dividends on its capital stock and does not expect to pay any dividends in the foreseeable future.

     On September 7, 1999, the Company sold 1,250,000 shares of its Common Stock to each of the Hearst Corporation and Torstar Corporation at a price of $11 per share pursuant to Section 4(2) of the Securities Act. The aggregate offering price for such sales was $27.5 million.

     On October 20, 1999, the Company issued an additional 125,000 shares to each of the Hearst Corporation and Torstar Corporation pursuant to antidilution provisions for no additional consideration.

     On October 20, 1999, the Company sold 1,250,000 shares of its Common Stock to each of the Hearst Corporation and The Walt Disney Company at a price of $10 per share pursuant to Section 4(2) of the Securities Act. The aggregate offering price for such sales was $25.0 million.

     (b) The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-78363) relating to the Company's initial public offering of its Common Stock, was October 14, 1999. There has been no change to the disclosure contained in the Company's report on Form 10-Q for the quarter ended September 30, 1999 regarding the use of the proceeds generated by the Company's initial public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                          1995       1996       1997        1998        1999
                                         -------    -------    -------    --------    --------
STATEMENT OF OPERATIONS DATA:
Net revenues...........................  $   128    $   729    $ 2,798    $  7,247    $ 30,023
Net loss attributable to common
  stockholders.........................  $(1,942)   $(2,987)   $(6,612)   $(13,615)   $(57,068)
Basic and diluted net loss per share
  attributable to common
  stockholders.........................  $ (2.81)   $ (4.26)   $ (9.15)   $ (10.52)   $  (2.11)
Shares used in computing basic and
  diluted net loss per share...........      692        702        722       1,294      27,062

                                                          AS OF DECEMBER 31,
                                        ------------------------------------------------------
                                         1995       1996        1997        1998        1999
                                        -------    -------    --------    --------    --------
BALANCE SHEET DATA:
Cash equivalents......................  $   564    $ 1,761    $  4,885    $ 12,235    $ 87,242
Working capital.......................      153         83       2,874       9,856      93,187
Total assets..........................      719      2,208       6,430      18,062     172,539
Mandatorily redeemable convertible
  preferred stock and warrants........    2,839      5,817      15,012      35,420          --
Total stockholders' equity
  (deficit)...........................   (2,663)    (5,650)    (12,256)    (22,705)    158,074

     The Company has never paid any cash dividends on its capital stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Women.com is a leading Internet network dedicated to women, featuring award-winning original content, personalized services, community and online shopping. Women.com's network contains more than 100,000 pages of content organized into 19 topical channels, and offers content from 11 of the world's leading women's magazines, including Cosmopolitan, Good Housekeeping, Prevention and Redbook.

     Women.com Networks was formed in October 1992 and introduced its current internet site, located at www.women.com in 1995. In January 1999, Women.com Networks and Hearst HomeArts, Inc., a subsidiary of The Hearst Corporation, contributed their businesses to Women.com Networks LLC, which was jointly owned by Women.com and HomeArts. In August 1999, Women.com and HomeArts merged and the business previously conducted by Women.com Networks LLC was continued by Women.com. The creation of Women.com Networks LLC was accounted for as an acquisition using the purchase method of accounting. The operations of HomeArts have been included in Women.com's operations since the formation of Women.com Networks LLC on January 29, 1999. The HomeArts acquisition resulted in increased revenues and expenses in 1999 as compared to 1998.

     Women.com has incurred significant net losses and negative cash flows from operations since its inception. As of December 31, 1999, Women.com had an accumulated deficit of $83.0 million. Women.com intends to continue to make significant financial investments in its business, including product, technology and infrastructure development and personnel. As a result, Women.com believes it will incur significant operating losses and negative cash flows from operations for at least the next several years.

     Women.com's revenues to date have been generated primarily from advertising and sponsorships. Advertising and sponsorship revenues represented 83%, 74% and 88% of total revenues for the year ended December 31, 1999, 1998 and 1997, respectively.

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

     Sponsorship revenues are derived from contracts that generally range from 6 to 24 months in length. Sponsorship agreements typically include the delivery of impressions, market research, preferred status within relevant content areas and the design and development of sites branded by both Women.com and the sponsor intended to enhance the promotional objective of the sponsor. Women.com recognizes sponsorship revenues as earned, which is generally ratably over the contract period. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met.

     Advertising revenues also include barter revenues, which represent the exchange of advertising space on Women.com's network for reciprocal advertising space on third party Web sites as well as other advertising and promotional vehicles. Revenues from these barter transactions are recorded as advertising revenues at the lower of estimated fair value of the advertisements received or delivered and are recognized upon publication of the advertisements on Women.com's network. Barter expenses are an equal and offsetting charge and are recorded at the lower of estimated fair value of the advertisements received or delivered and are recognized when Women.com's advertisements run on the reciprocal media property, which is typically in the same period in which the advertisements run on Women.com's network. Barter revenue comprised less than 1% of Women.com's total revenues in 1999 as compared to 9% in 1998. Women.com had no barter revenue in 1997.

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

     Historically e-commerce revenues consisted of commissions from the sale of magazine subscriptions, sales of services on Astronet and, to a lesser extent, payments from affiliate sales programs. Women.com records a portion of the revenue from each magazine subscription sold on the network magazine sites. Astronet e-commerce revenues from services offered on its network include personalized reports and readings. Affiliate program e-commerce revenues are recognized upon notification from the affiliate.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Results of operations for the years ended December 31, 1998 and 1997 include the results of Women.com only, as the combination with HomeArts and Astronet did not occur until January 29, 1999. Results of operations for 1999 include the combined results of Women.com and HomeArts for the period subsequent to the combination with HomeArts and Astronet on January 29, 1999. Results of operations for 1999 also include the operating results of World Gaming Corporation, a wholly-owned subsidiary of Women.com, since December 10, 1999.

     Net revenues. Net revenues were $30.0 million for the year ended December 31, 1999, a 314% increase over 1998. The combination with HomeArts and Astronet accounted for 36% of this increase. The remaining increase in revenues was primarily due to Women.com's higher advertising and sponsorship revenues during 1999. Advertising and sponsorship revenues were $20.5 million in 1999, a 330% increase over 1998. Production revenues related to the relaunch of nine magazine sites totaled $2.7 million in 1999. These revenues, comprising 9% of total revenues are related to Women.com's magazine content license and hosting agreement with Hearst Communications, Inc., a principal stockholder of the Company.

     Net revenues increased to $7.2 million in 1998 from $2.8 million in 1997. This increase was primarily due to higher advertising banner sales of approximately $2.2 million, a full year of production revenues from MediaOne and Hallmark of approximately $1.3 million, and new revenues from the initiation of e-commerce affiliate and barter programs of approximately $200,000 and $656,000, respectively.

     Production, product and technology expenses. Production, product and technology expenses consist primarily of personnel related costs for technical operations, editorial and design activities and content acquisition costs. Production, product and technology expenses increased to $22.4 million in 1999 compared to $5.7 million in 1998. This increase was primarily due to increased expenses of $8.4 million associated with costs related to the combination with HomeArts and Astronet. Women.com also incurred $4.7 million of expenses related to the hiring of additional personnel, as well as $1.0 million in increased content acquisition costs and other production costs associated with growth in its business.

     Production, product and technology expenses increased to $5.7 million in 1998 from $2.9 million in 1997. This increase was primarily due to the hiring of additional production and product development personnel in 1998, and a $356,000, or 93%, increase in content creation and development costs. These additional resources were required to develop and support the increased content, features and overall functionality of Women.com's network.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel costs and advertising, distribution and public relations expenses. Sales and marketing expenses were $35.4 million in 1999 compared to $12.0 million in 1998. Additional advertising costs including television advertising of $5.7 million, personnel costs related to increased headcount of $4.0 million, costs related to the HomeArts and Astronet combination of $3.5 million and increased distribution costs of $3.4 million contributed to this increase. Sales and marketing expenses for 1999 also include $3.5 million in noncash expenses related to print campaigns under Women.com's agreement with Hearst.

     Sales and marketing expenses increased to $12.0 million in 1998 from $3.9 million in 1997. The increase was primarily due to increased sales and marketing staffing and accelerated sales and marketing activities. Advertising expenses increased $2.4 million in 1998 to $4.0 million from $1.6 million in 1997. In addition, Women.com incurred approximately $2.1 million in online distribution expense in connection with its distribution contracts with major online service providers. Also included in sales and marketing expenses for 1998 was $656,000 of barter expense. Barter expense was not recorded in 1997.

     General and administrative expenses. General and administrative expenses consist primarily of personnel costs, legal fees and accounting fees. General and administrative expenses were $7.0 million in 1999, an increase of 411% over 1998. Approximately 31% of the total increase was related to the combination with HomeArts and Astronet. The remainder of the increase is attributable to additional occupancy, insurance and other costs related to the Company's growing employee base. Company headcount increased from 103 at the end of 1998 to 277 at the end of 1999. Approximately 80 of these employees came from the combination with HomeArts and Astronet.

     General and administrative expenses increased to $1.4 million in 1998 from $1.1 million in 1997. This increase was primarily due to increased administrative staffing to support Women.com's growth. Bad debt expense increased by $201,000 to provide additional bad debt reserves related to the growth in revenues.

     Stock-based compensation. Stock-based compensation consists of charges related to the difference between employee stock option grant prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Stock-based compensation expense was $3.0 million in 1999 compared with $1.2 million in 1998. The increase is due to increased levels of stock option grants and increases in the deemed fair market value of the underlying common stock. Women.com had no stock-based compensation charges in 1997.

     Amortization of acquired intangibles. Amortization of acquired intangibles consists of the amortization of goodwill and intangible assets acquired. Women.com reported $20.5 million of amortization of acquired intangibles in 1999 as compared to $517,000 in 1998. The 1999 expense includes amortization related to the 1999 acquisitions of HomeArts, Internethoroscopes.com International and World Gaming Corporation, in addition to the 1998 acquisition of Wild Wild Web. No amortization expense was recorded in 1997.

     Other income, net. Other income, net increased to $1.4 million in 1999 from $539,000 in 1998 and $37,000 in 1997. The 1999 increase was primarily due to higher cash balances in connection with private and public sales of equity securities. The 1998 increase was attributable to higher cash balances resulting from the private sale of equity securities.

LIQUIDITY AND CAPITAL RESOURCES

     Until its initial public offering in October 1999, which raised net proceeds of approximately $38.2 million including the underwriter's over-allotment, Women.com financed its operations primarily through the private placement of its convertible preferred stock. Management believes its existing cash balances are sufficient to enable Women.com to meet its obligations for at least the next 12 months.

     Net cash used in operating activities increased to $34.6 million in 1999 from $11.7 million in 1998 and $2.6 million in 1997. These increases were primarily due to increased operating losses, offset in part by increased non-cash charges including stock based compensation and increased amortization of intangibles in 1999.

     Net cash used in investing activities increased to $3.6 million in 1999 as compared to $1.0 million in 1998 and $0.5 million in 1997. The 1999 increase was due to the acquisition of World Gaming Corporation and increased purchases of property and equipment and was partially offset by cash received from Hearst in connection with the HomeArts and Astronet combination. The 1998 increase was entirely attributable to increased purchases of property and equipment.

     Net cash provided by financing activities increased to $113.2 million in 1999 as compared to $20.1 million in 1998 and $6.2 million in 1997. The 1999 increase was attributable to proceeds form the issuance of common stock in both public and private offerings. The 1998 increase was due to proceeds from the issuance of Series D preferred stock.

     Women.com expects to increase staffing, make significant capital expenditures, make acquisitions of complementary businesses, products and technologies, and expand its sales and marketing programs.

RISK FACTORS

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED AND OUR BUSINESS MODEL IS UNPROVEN.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND WE ANTICIPATE INCREASED LOSSES IN THE FUTURE.

     We have had operating losses since we were formed. We expect to incur significant operating losses and negative cash flows for at least the next several years. We may never achieve profitability. If we fail to achieve profitability or sustain or increase profitability if we achieve it, our financial condition would be materially harmed. As of December 31, 1999, we had an accumulated deficit of $83.0 million. Successfully achieving our growth and profitability plan depends on, among other things, our ability to significantly increase our revenues and meet the other challenges set forth in the following risk factors.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE SIGNIFICANTLY WHICH MAKES OUR FUTURE OPERATING RESULTS DIFFICULT TO EVALUATE AND MAY ADVERSELY AFFECT OUR STOCK PRICE.

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

IF WE ARE UNABLE TO GENERATE ADDITIONAL ADVERTISING REVENUES, WHICH ACCOUNT FOR MOST OF OUR REVENUES, OUR BUSINESS WOULD BE MATERIALLY HARMED.

     We derive over 80% of our revenues from the sale of advertisements on our network. If we fail to sell advertising, our revenues will be significantly reduced. Market acceptance of Internet-based advertising is uncertain and depends largely on advertisers' determinations that the Internet is an effective medium for advertising. Most of our customers have limited experience with the Internet as an advertising medium. Our ability to generate significant advertising revenues depends upon several other factors, including:

     - the development of a large, demographically attractive base of users on our network

     - our ability to continue to develop and update effective advertising delivery and measurement systems

     - our ability to maintain and increase our advertising rates given the growing number of outlets for advertisers on the Internet

IF WE LOSE ADVERTISING CUSTOMERS TO OUR COMPETITION OR REDUCE ADVERTISING RATES TO REMAIN COMPETITIVE, OUR REVENUES WILL DECLINE SUBSTANTIALLY AND OUR BUSINESS WILL BE MATERIALLY HARMED.

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

THE HEARST CORPORATION CONTROLS ACTIONS REQUIRING BOARD AND STOCKHOLDER APPROVAL WHICH WEAKENS THE EFFECT OF OTHER STOCKHOLDERS' VOTES.

     Hearst representatives currently fill five of the ten seats on our board of directors. In addition, Hearst beneficially owns approximately 47% of our outstanding common stock. Given Hearst's share ownership, Hearst is able to elect additional directors. Any action taken by our board requires the approval of at least six directors. As a result, at least one Hearst representative must approve all actions taken by our board, which could significantly influence our corporate direction and policies, including any mergers, acquisitions, consolidations, strategic relationships or sales of assets. Hearst's board representation and stock ownership may discourage or prevent transactions involving an actual or potential change of control, including transactions in which stockholders would otherwise receive a premium for their shares. In addition, the interests of Hearst, which owns or has significant investments in other businesses, including cable television networks, newspapers, magazines and electronic media, may from time to time be competitive with, or otherwise diverge from, our interests, particularly with respect to new business opportunities and future acquisitions.

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

HEARST'S LARGE OWNERSHIP PERCENTAGE MAY LIMIT THE TRADING VOLUME OF OUR COMMON STOCK AND INCREASE THE VOLATILITY OF OUR STOCK PRICE.

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

WE RELY ON HEARST FOR CONTENT AND CROSS-PROMOTION AND LOSS OF THIS RELATIONSHIP WOULD HARM OUR BUSINESS.

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

HEARST'S RIGHT TO LICENSE ITS CONTENT TO OTHER PARTIES AND OUR RESTRICTIONS ON LICENSING OTHER THIRD-PARTY CONTENT MAY RESTRICT OUR ABILITY TO COMPETE OR EXPAND OUR NETWORK.

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

IF THE POPULARITY OF ASTRONET DECLINES OR WE ARE UNABLE TO EFFECTIVELY MAINTAIN ITS DISTRIBUTION, OUR PAGE VIEWS AND NUMBER OF USERS WOULD DECREASE AND OUR BUSINESS COULD BE MATERIALLY HARMED.

     We rely on Astronet to generate a significant portion of our page views and Astronet depends on America Online for traffic. In December 1999, approximately 35% of our page views were generated by Astronet and, during the same period, approximately 63% of Astronet's traffic was generated by America Online. If the popularity of our Astronet site declines, or if America Online stops carrying our Astronet site, our number of visitors and page views would decrease significantly and our business could be materially harmed.

OUR PROMOTION OF THE WOMEN.COM BRAND MUST BE SUCCESSFUL IN ORDER FOR US TO ATTRACT USERS AS WELL AS ADVERTISERS AND OTHER STRATEGIC PARTNERS.

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

IF WE ARE UNABLE TO DELIVER ORIGINAL AND COMPELLING INTERNET CONTENT, COMMUNITY, SHOPPING AND PERSONALIZED SERVICES THAT ATTRACT A SUFFICIENT NUMBER OF USERS TO OUR NETWORK, OUR BUSINESS WOULD BE MATERIALLY HARMED.

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

IF WE FAIL TO RETAIN EXISTING BRANDING AND CONTENT RELATIONSHIPS OR FAIL TO ATTRACT NEW ONES, THE AMOUNT AND QUALITY OF CONTENT ON OUR NETWORK MAY DECLINE, TRAFFIC TO OUR NETWORK MAY DECREASE AND OUR ADVERTISING REVENUES MAY DECREASE.

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

WE MUST ESTABLISH AND MAINTAIN ONLINE DISTRIBUTION CHANNELS TO GENERATE TRAFFIC TO OUR NETWORK IN ORDER TO BE SUCCESSFUL.

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

WE INTENT TO PURSUE STRATEGIC ACQUISITIONS AND OUR BUSINESS COULD BE MATERIALLY HARMED IF WE FAIL TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES.

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

GROWTH IN OUR OPERATION HAS AND WILL CONTINUE TO STRAIN OUR RESOURCES AND OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HARM OUR BUSINESS.

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

OUR SYSTEMS MAY FAIL OR BE INTERRUPTED AND THEREBY LIMIT OUR USER TRAFFIC AND POTENTIALLY HARM OUR BUSINESS.

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

IF USE OF THE INTERNET DOES NOT CONTINUE TO GROW, OUR BUSINESS WILL BE MATERIALLY HARMED.

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

THE SUCCESS OF OUR BUSINESS WILL DEPEND ON CONTINUED GROWTH IN INTERNET
COMMERCE.

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

WE CANNOT PREDICT TO WHAT EXTENT WE MAY BE HELD LIABLE FOR OUR SERVICES AND USER GENERATED CONTENT AND IF WE ARE SUBJECT TO SUBSTANTIAL LIABILITY OUR BUSINESS MAY BE MATERIALLY HARMED.

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

CONSUMER PROTECTION PRIVACY REGULATIONS COULD IMPAIR OUR ABILITY TO OBTAIN INFORMATION ABOUT OUR USERS.

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

WE MAY EXPEND SIGNIFICANT RESOURCES TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR TO DEFEND CLAIMS OF INFRINGEMENT BY THIRD PARTIES, AND IF WE ARE NOT SUCCESSFUL WE MAY LOSE RIGHTS TO USE SIGNIFICANT MATERIAL OR BE REQUIRED TO PAY SIGNIFICANT FEES.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD ADD ADDITIONAL COSTS TO DOING BUSINESS ON THE INTERNET.

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

TRADING IN OUR SHARES COULD BE SUBJECT TO EXTREME PRICE FLUCTUATIONS AND YOU COULD HAVE DIFFICULTY TRADING YOUR SHARES.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. Women.com is assessing the potential impact of this pronouncement on the financial statements, however they do not expect any significant impact since Women.com currently does not have any derivative instruments and does not anticipate acquiring any.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We believe that the impact of SAB 101 will not have a material effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Women.com maintains its cash equivalents in an institutional money market fund. As of December 31, 1999 all of Women.com's cash equivalent investments will mature in one year or less. Women.com did not hold derivative financial instruments as of December 31, 1999 and has never held any such instruments. Currently all sales and expenses are denominated in U.S. dollars and as a result no foreign exchange gains or losses have been experienced to date. Women.com Networks does not expect any transactions in foreign currencies during 2000 nor has it engaged in foreign currency hedging to date.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, insofar as it relates to directors, will be contained under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement with respect to the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement"), and is hereby incorporated by reference thereto. The information relating to executive officers of the Company is contained at the end of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Proxy Statement under the caption "Executive Compensation," and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions," and is hereby incorporated by reference thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     The following documents are being filed as part of this Report:

     (a) Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----
        Report of Independent Accountants...........................   28
        Consolidated Balance Sheets as of December 31, 1999 and
          1998......................................................   29
        Consolidated Statements of Operations for the three years
          ended December 31, 1999...................................   30
        Consolidated Statements of Stockholders' Equity (Deficit)
          for the three years ended December 31, 1999...............   31
        Consolidated Statements of Cash Flows for the three years
          ended December 31, 1999...................................   32
        Notes to Consolidated Financial Statements..................   33

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Women.com Networks, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Women.com Networks, Inc. and its subsidiaries, at December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years ended December 31, 1997, 1998 and 1999, in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of Women.com Networks, Inc.'s management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 25, 2000

                            WOMEN.COM NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 12,235    $ 87,242
  Accounts receivable, less allowance for doubtful accounts
     of $295 and $353, respectively.........................     2,442      15,131
  Accounts receivable -- related party......................        --       1,197
  Prepaid and other current assets..........................       526       4,082
                                                              --------    --------
          Total current assets..............................    15,203     107,652
  Property and equipment, net...............................     1,261       9,069
  Intangible assets, net....................................     1,505      53,651
  Restricted cash...........................................        --       1,447
  Other assets..............................................        93         720
                                                              --------    --------
          Total assets......................................  $ 18,062    $172,539
                                                              ========    ========
               LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                 AND WARRANTS AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  2,828    $  6,239
  Accounts payable -- related party.........................        --         253
  Accrued liabilities.......................................       337         578
  Accrued compensation and related benefits.................       364       2,187
  Current portion of capital lease obligation...............        15          --
  Notes payable.............................................       348          --
  Deferred revenue..........................................     1,455       5,208
                                                              --------    --------
          Total current liabilities.........................     5,347      14,465
                                                              --------    --------
Mandatorily redeemable convertible preferred stock, no par
  value:
  Authorized: 18,286 shares at December 31, 1998 and none at
     December 31, 1999
  Issued and outstanding: 13,438 shares at December 31, 1998
     and none at December 31, 1999..........................    34,905          --
  Mandatorily redeemable convertible preferred stock
     warrants...............................................       515          --
                                                              --------    --------
                                                                35,420          --
                                                              --------    --------
Commitments and contingencies (Note 7)
Stockholders' equity (deficit):
  Preferred stock, par value: $.001
     Authorized: 5,000 shares None issued and outstanding...        --          --
  Common stock, par value: $.001
     Authorized: 195,000 shares Issued and outstanding:
      1,497 shares at December 31, 1998 and 45,704 at
      December 31, 1999.....................................         3          45
  Additional paid-in capital................................     5,269     244,154
  Notes receivable from stockholders........................       (44)        (44)
  Unearned compensation.....................................    (1,979)     (3,059)
  Accumulated deficit.......................................   (25,954)    (83,022)
                                                              --------    --------
          Total stockholders' equity (deficit)..............   (22,705)    158,074
                                                              --------    --------
          Total liabilities, mandatorily redeemable
          convertible preferred stock and warrants and
          stockholders' equity (deficit)....................  $ 18,062    $172,539
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            WOMEN.COM NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1998        1999
                                                              -------    --------    --------
Net revenues................................................  $ 2,798    $  7,247    $ 27,060
Net revenues, related party.................................       --          --       2,963
                                                              -------    --------    --------
          Total net revenues................................    2,798       7,247      30,023
                                                              -------    --------    --------
Operating expenses
  Production, product and technology........................    2,922       5,728      22,364
  Sales and marketing.......................................    3,907      12,042      35,368
  General and administrative................................    1,101       1,374       7,015
  Stock-based compensation..................................       --       1,170       2,987
  Amortization of acquired intangibles......................       --         517      20,482
                                                              -------    --------    --------
          Total operating expenses..........................    7,930      20,831      88,216
                                                              -------    --------    --------
Loss from operations........................................   (5,132)    (13,584)    (58,193)
Other income, net...........................................      154         596       1,455
Interest expense............................................     (117)        (57)        (35)
                                                              -------    --------    --------
Net loss....................................................   (5,095)    (13,045)    (56,773)
Dividend accretion on mandatorily redeemable convertible
  preferred stock...........................................   (1,517)       (570)       (295)
                                                              -------    --------    --------
Net loss attributable to common stockholders................  $(6,612)   $(13,615)   $(57,068)
                                                              =======    ========    ========
Basic and diluted net loss per share attributable to common
  stockholders..............................................  $ (9.15)   $ (10.52)   $  (2.11)
                                                              =======    ========    ========
Shares used in computing basic and diluted net loss per
  share.....................................................      722       1,294      27,062
                                                              =======    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            WOMEN.COM NETWORKS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                CONVERTIBLE UNITS    COMMON STOCK     ADDITIONAL         NOTES
                                -----------------   ---------------    PAID-IN        RECEIVABLE         UNEARNED     ACCUMULATED
                                SHARES    AMOUNT    SHARES   AMOUNT    CAPITAL     FROM STOCKHOLDERS   COMPENSATION     DEFICIT
                                ------   --------   ------   ------   ----------   -----------------   ------------   -----------
Balances, December 31, 1996...      --   $     --      703    $ 1      $    120          $(44)           $    --       $ (5,727)
  Issuance of common stock
    pursuant to exercise of
    stock options.............      --         --       46     --             6            --                 --             --
  Accretion of mandatorily
    redeemable convertible
    preferred stock...........      --         --       --     --            --            --                 --         (1,517)
  Net loss....................      --         --       --     --            --            --                 --         (5,095)
                                ------   --------   ------    ---      --------          ----            -------       --------
Balances, December 31, 1997...      --         --      749      1           126           (44)                --        (12,339)
  Issuance of common stock
    pursuant to exercise of
    stock options.............      --         --       73     --            15            --                 --             --
  Issuance of common stock
    pursuant to acquisition of
    Wild Wild Web.............      --         --      675      2         1,753            --                 --             --
  Issuance of warrants........      --         --       --     --           226            --                 --             --
  Unearned compensation.......      --         --       --     --         3,149            --             (3,149)            --
  Amortization of unearned
    compensation..............      --         --       --     --            --            --              1,170             --
  Accretion of mandatorily
    redeemable convertible
    preferred stock...........      --         --       --     --            --            --                 --           (570)
  Net loss....................      --         --       --     --            --            --                 --        (13,045)
                                ------   --------   ------    ---      --------          ----            -------       --------
Balances, December 31, 1998...      --         --    1,497      3         5,269           (44)            (1,979)       (25,954)
  Issuance of common stock
    pursuant to exercise of
    stock options.............      --         --      877     --           462            --                 --             --
  Issuance of common stock
    pursuant to acquisition of
    HomeArts..................      --         --   17,799     18        85,332            --                 --             --
  Issuance of common stock
    pursuant to exercise of
    common and preferred stock
    warrants..................      --         --      180     --             3            --                 --             --
  Issuance of restricted
    stock.....................      --         --       31     --           231            --                 --             --
  Issuance of convertible
    units.....................   2,000     19,249       --     --                          --                 --             --
  Conversion of convertible
    units into common stock...  (2,000)   (19,249)   2,000      2        19,247            --                 --             --
  Accretion of mandatorily
    redeemable convertible
    preferred stock...........      --         --       --     --            --            --                 --           (295)
  Conversion of preferred
    stock and warrants into
    common stock and
    warrants..................      --         --   13,438     13        35,702            --                 --             --
  Issuance of common stock for
    cash......................      --         --    5,319      5        55,682            --                 --             --
  Issuance of common stock
    pursuant to stock
    dividends.................      --         --      250     --            --            --                 --             --
  Issuance of common stock for
    cash in initial public
    offering, net of offering
    expenses of $1,944........      --         --    4,313      4        38,159            --                 --             --
  Unearned compensation.......      --         --       --     --         4,067            --             (4,067)            --
  Amortization of unearned
    compensation..............      --         --       --     --            --            --              2,987             --
  Net loss....................      --         --       --     --            --            --                 --        (56,773)
                                ------   --------   ------    ---      --------          ----            -------       --------
Balances, December 31, 1999...      --   $     --   45,704    $45      $244,154          $(44)           $(3,059)      $(83,022)
                                ======   ========   ======    ===      ========          ====            =======       ========

                                     TOTAL
                                 STOCKHOLDERS'
                                EQUITY (DEFICIT)
                                ----------------
Balances, December 31, 1996...      $ (5,650)
  Issuance of common stock
    pursuant to exercise of
    stock options.............             6
  Accretion of mandatorily
    redeemable convertible
    preferred stock...........        (1,517)
  Net loss....................        (5,095)
                                    --------
Balances, December 31, 1997...       (12,256)
  Issuance of common stock
    pursuant to exercise of
    stock options.............            15
  Issuance of common stock
    pursuant to acquisition of
    Wild Wild Web.............         1,755
  Issuance of warrants........           226
  Unearned compensation.......            --
  Amortization of unearned
    compensation..............         1,170
  Accretion of mandatorily
    redeemable convertible
    preferred stock...........          (570)
  Net loss....................       (13,045)
                                    --------
Balances, December 31, 1998...       (22,705)
  Issuance of common stock
    pursuant to exercise of
    stock options.............           462
  Issuance of common stock
    pursuant to acquisition of
    HomeArts..................        85,350
  Issuance of common stock
    pursuant to exercise of
    common and preferred stock
    warrants..................             3
  Issuance of restricted
    stock.....................           231
  Issuance of convertible
    units.....................        19,249
  Conversion of convertible
    units into common stock...            --
  Accretion of mandatorily
    redeemable convertible
    preferred stock...........          (295)
  Conversion of preferred
    stock and warrants into
    common stock and
    warrants..................        35,715
  Issuance of common stock for
    cash......................        55,687
  Issuance of common stock
    pursuant to stock
    dividends.................            --
  Issuance of common stock for
    cash in initial public
    offering, net of offering
    expenses of $1,944........        38,163
  Unearned compensation.......            --
  Amortization of unearned
    compensation..............         2,987
  Net loss....................       (56,773)
                                    --------
Balances, December 31, 1999...      $158,074
                                    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            WOMEN.COM NETWORKS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1998        1999
                                                              -------    --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss....................................................  $(5,095)   $(13,045)   $(56,773)
Adjustments to reconcile net loss to net cash used in
  operating activities, net of the effects of acquisitions:
  Depreciation and amortization of tangible assets..........      181         323       1,682
  Amortization of intangibles...............................       --         517      20,482
  Provision for doubtful accounts...........................       47         248          77
  Interest converted to preferred stock.....................      109          --          --
  Amortization of stock-based compensation..................       --       1,170       2,987
  Issuance of common stock warrant in exchange for financing
    services................................................       --          15          --
  Issuance of restricted stock in exchange for services.....       --          --         231
  (Increase) in accounts receivable.........................     (783)     (1,728)    (11,239)
  (Increase) in accounts receivable -- related party........       --          --      (1,197)
  (Increase) decrease in prepaid and other assets...........      (37)       (502)      5,040
  (Increase) in restricted cash.............................       --          --      (1,447)
  Increase in accounts payable..............................      439       1,907       3,407
  Increase in accounts payable -- related party.............       --          --         253
  (Decrease) increase in accrued liabilities................      133         433      (1,679)
  Increase (decrease) in deferred revenue...................    2,440      (1,031)      3,628
  Decrease in other liabilities.............................      (18)         --          --
                                                              -------    --------    --------
        Net cash used in operating activities...............   (2,584)    (11,693)    (34,548)
                                                              -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment.......................     (506)     (1,075)     (7,161)
Acquisition of Internethoroscope.com........................       --          --        (237)
Acquisition of World Gaming Corporation.....................       --          --      (9,155)
Cash received from HomeArts acquisition.....................       --          --      12,907
                                                              -------    --------    --------
        Net cash used in investing activities...............     (506)     (1,075)     (3,646)
                                                              -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock and warrants and
  convertible units, net of issuance costs..................    5,552      20,049      19,249
Proceeds from issuance of common stock, net of issuance
  costs.....................................................       --          --      93,850
Proceeds from exercise of common stock warrants.............       --          --           3
Proceeds from exercise of common stock options..............        6          15         462
Principal payments under capital lease obligations..........      (88)        (50)        (15)
Principal payment under term loan...........................       --        (244)       (348)
Proceeds from notes payable.................................      744         348          --
                                                              -------    --------    --------
        Net cash provided by financing activities...........    6,214      20,118     113,201
                                                              -------    --------    --------
Net increase in cash and cash equivalents...................    3,124       7,350      75,007
Cash and equivalents at beginning of period.................    1,761       4,885      12,235
                                                              -------    --------    --------
Cash and cash equivalents at end of period..................  $ 4,885    $ 12,235    $ 87,242
                                                              =======    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest..................................  $    24    $     --    $     --
Revenue and advertising expense from barter transactions....       --         656         228
Supplemental disclosure of noncash financing information:
Accretion of preferred stock................................    1,517         570         295
Conversion of notes payable and accrued interest to
  preferred stock...........................................    2,017          --          --
Unearned compensation related to stock options grants.......       --       3,149       4,067
Issuance of Series D mandatorily redeemable convertible
  preferred stock warrant in exchange for services..........       --         226          --
Net exercise of preferred stock warrants....................       --          --          15
Conversion of mandatorily redeemable convertible preferred
  stock and warrants and convertible units into common stock
  and warrants..............................................       --          --      54,904
Liabilities assumed in connection with acquisition of Wild
  Wild Web, Inc.
  Fair value of assets acquired.............................             $  2,065
  Common stock issued.......................................               (1,755)
                                                                         --------
  Liabilities assumed.......................................             $    310
                                                                         ========
Liabilities assumed in connection with acquisition of
  HomeArts:
  Fair value of assets acquired.............................                         $ 76,148
  Cash received.............................................                           12,907
  Common stock issued.......................................                          (85,350)
                                                                                     --------
  Liabilities assumed.......................................                         $  3,705
                                                                                     ========
Liabilities assumed in connection with acquisition of
  HomeArts:
  Fair value of assets acquired.............................                         $  9,320
  Net cash paid.............................................                           (9,155)
                                                                                     --------
  Liabilities assumed.......................................                         $    165
                                                                                     ========

   The accompanying notes are an integral part of these financial statements.

                            WOMEN.COM NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- FORMATION AND BUSINESS

     Women.com Networks ("Women.com"), a California corporation was incorporated in October 1992 as Wire Networks, Inc. Women.com provides women with original content, personalized services, community and shopping on the Internet.

     Effective January 29, 1999, Women.com entered into a joint venture agreement with Hearst HomeArts, Inc. ("HomeArts"), a subsidiary of The Hearst Corporation.

     Concurrent with the joint venture agreement, Women.com and HomeArts entered a roll-up agreement whereby prior to an initial public offering Women.com and HomeArts would merge and Women.com Networks LLC would be rolled up in connection with such merger and Women.com Networks, Inc., a Delaware corporation, would be the surviving entity. This roll-up and merger were completed in August 1999. The corporation is authorized to issue 195,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. All share and per share data have been retroactively adjusted to reflect the roll-up.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation

     These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and cash equivalents

     Women.com considers all highly liquid investments with original or remaining maturities at the date of purchase of three months or less to be cash equivalents. The majority of Women.com's cash and cash equivalents are held in a short-term investment portfolio.

  Fair value of financial instruments

     Carrying amounts of the Women.com's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

  Property and equipment

     Property and equipment are stated at cost and depreciated on a straight-line basis over an estimated useful life of three years. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the term of the lease, whichever is shorter.

     Maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

                            WOMEN.COM NETWORKS, INC.

  Intangible assets

     Intangible assets include advertising and viewership base, trade name, assembled workforce and covenant not to compete. Goodwill and other intangible assets are amortized on a straight-line basis over the estimated periods of benefit, which range from two to five years.

  Impairment of long-lived assets

     Women.com evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

  Revenue recognition

     Advertising revenues are derived principally from short-term advertising contracts in which Women.com typically guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized ratably in the period in which the advertising is displayed, provided that no significant obligations remain. To the extent that minimum guaranteed page deliveries are not met, Women.com defers recognition of the corresponding revenues until the guaranteed page deliveries are achieved.

     To date, Women.com's revenues have been derived primarily from the sale of advertising contracts, advertising sponsorships and production contracts. Sponsorship revenues are derived principally from contracts ranging from two to six years in which Women.com commits to provide sponsors enhanced promotional opportunities beyond traditional banner advertising. Sponsorship agreements typically include the delivery of impressions, exclusive relationships and the design and development of co-branded sites designed to enhance the promotional objective of the sponsor. Women.com recognizes sponsorship revenues as earned, which is generally ratably over the contract period, provided that no significant obligations remain. To the extent that committed obligations are not met, Women.com defers recognition of the corresponding revenues until the obligations are met.

     Sponsorship and advertising revenues were approximately 88%, 74% and 83% of total revenues for the years ended December 31, 1997, 1998 and 1999.

     Advertising revenues include barter revenues, which are the exchange by Women.com of advertising space on Women.com's web sites for reciprocal advertising space on other web sites. Revenues from these barter transactions are recorded as advertising revenues at the lower of the estimated fair value of the advertisements received or delivered and are recognized when the advertisements are run on Women.com's web sites. Barter expenses are recorded when Women.com's advertisements are run on the reciprocal web sites, which is typically in the same period as when advertisements are run on Women.com's web sites. There was no barter revenue in 1997. Barter revenues represented 9% of net revenues for the year ended December 31, 1998 and 1% of net revenues for the year ended December 31, 1999.

     Production revenues represent fees for content and site production. Production revenues are derived from contracts in which Women.com designs and develops content for third parties, for use principally on the Women.com network. Women.com recognizes production revenues as earned, which is generally as services are performed over the contract period. To the extent that committed obligations under production agreements are not met, revenue recognition is deferred until the obligations are met.

                            WOMEN.COM NETWORKS, INC.

     The company launched a direct commerce initiative during November 1999. Women.com recognizes direct commerce revenues at the end of the merchandise return period. All revenues and direct costs related to this initiative have been deferred as of December 31, 1999.

  Advertising

     Women.com expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 1997, 1998 and 1999 was $1.6 million, $4.0 million and $13.5 million , respectively.

  Income taxes

     Women.com accounts for income taxes using the liability method under which deferred tax assets and liabilities are calculated using current tax laws and rates in effect at the balance sheet date. A valuation allowance is recorded when it is more likely than not that the net deferred tax asset will not be recovered.

  Stock-based compensation

     Women.com accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Women.com has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which also requires pro forma disclosures in the financial statements as if the measurement provisions of SFAS 123 had been adopted. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the deemed fair value of Women.com's stock and exercise price. Stock options issued to non-employees have been accounted for in accordance with SFAS 123 and valued using the Black-Scholes model.

  Certain risks and concentrations

     The majority of Women.com's cash and cash equivalents as of December 31, 1999 are on deposit in a money market fund.

     Financial instruments which potentially subject Women.com to concentrations of credit risk consist principally of trade accounts receivable.

     Women.com provides advertising to a variety of customers for placement on its Web sites and generally does not require collateral. Although Women.com maintains allowance for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 1998, one customer accounted for 10.6% of accounts receivable. No individual customer accounted for 10% or more of accounts receivable at December 31, 1999. For fiscal years 1997 and 1998, one individual customer accounted for approximately 13% and 21% of revenues, respectively. No individual customer accounted for 10% or more of revenues in fiscal year 1999.

     Women.com operates in a single business segment which is characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by Women.com to anticipate or to respond adequately to technological changes in its industry, changes in customer requirements or changes in regulatory requirements or industry standards, could have a material adverse affect on Women.com's business and operating results.

     Women.com relies on a number of third party suppliers for various services, including web hosting, banner advertising, delivery software and Internet traffic measurement software.

                            WOMEN.COM NETWORKS, INC.

  Net loss per share

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated, (in thousands, except per share amounts):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                       1997        1998        1999
                                                      -------    --------    --------
Numerator:
  Net loss..........................................  $(5,095)   $(13,045)   $(56,773)
  Accretion of mandatorily redeemable convertible
     preferred stock to redemption value............   (1,517)       (570)       (295)
                                                      -------    --------    --------
  Net loss attributable to common stockholders......  $(6,612)   $(13,615)   $(57,068)
                                                      =======    ========    ========
Denominator:
  Shares used in computing basicand diluted net loss
     per share......................................      722       1,294      27,062
                                                      =======    ========    ========
  Basic and diluted net loss per share attributable
     to common stockholders.........................  $ (9.15)   $ (10.52)   $  (2.11)
                                                      =======    ========    ========
Antidilutive securities including options, warrants,
  preferred stock and convertible units not included
  in net loss per share calculation.................   10,065      18,607       8,091
                                                      =======    ========    ========

  Comprehensive income

     Effective January 1, 1998, Women.com adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their components in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings in the equity section of a statement of financial position. To date, Women.com has not had any transactions that are required to be reported as comprehensive income.

  Recent accounting pronouncements

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. Women.com is assessing the potential impact of this pronouncement on the financial statements, however they do not expect any significant impact since Women.com currently does not have any derivative instruments and does not anticipate acquiring any.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to

                            WOMEN.COM NETWORKS, INC.

revenue recognition policies. Women.com believes that the impact of SAB 101 will not have a material effect on its financial position or results of operations.

NOTE 3 -- ACQUISITIONS

     Effective April 2, 1998, Women.com acquired substantially all the assets of Wild Wild Web, Inc., which developed the Web site known as StorkSite. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The fair value of net assets acquired was determined by an independent appraiser. The allocation of the purchase price is summarized below (in thousands):

Intangibles.................................................  $1,516
Goodwill....................................................     506
Property and equipment......................................      16
Net current liabilities assumed.............................    (253)
                                                              ------
          Total purchase price..............................  $1,785
                                                              ======

     Intangibles include advertising and viewership base, trade name, assembled workforce and a covenant not to compete. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired has been recorded as goodwill.

     Effective January 29, 1999, Women.com Networks and HomeArts entered into a joint venture agreement as described in Note 1. Under the terms of the agreement, Women.com Networks and HomeArts contributed their businesses to Women.com Networks LLC. Under the terms of the agreement Women.com Networks and HomeArts each have fifty percent voting interest, except that Women.com Networks had the sole authority to initiate an initial public offering. In addition, senior-management of the joint venture is comprised solely of Women.com Networks management. Given these facts and that Women.com, on a fully diluted basis owned 53.6% of Women.com Networks LLC, Women.com was determined to be the accounting acquirer pursuant to Staff Accounting Bulletin Topic 2-A2.

     The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The fair value of net assets acquired was determined by an independent appraiser.

     The acquisition has been structured as a tax free exchange of stock, therefore, the differences between the recognized fair values of the acquired assets, including tangible assets and their historical tax bases are not deductible for tax purposes. Women.com Networks LLC elected to be taxed as a partnership beginning with the formation of the joint venture and until Women.com Networks LLC was rolled up into Women.com Networks, Inc. in connection with an initial public offering. As a consequence, for this period the federal and state tax effects of the tax losses will be recorded by the members of the joint venture in their respective income tax returns.

     The allocation of the purchase price is summarized below (in thousands):

Intangibles.................................................  $14,078
Goodwill....................................................   49,470
Prepaid advertising.........................................    5,680
Property and equipment......................................    2,044
Net current assets..........................................   15,166
                                                              -------
          Total purchase price..............................  $86,438
                                                              =======

                            WOMEN.COM NETWORKS, INC.

     Intangibles include advertising and viewership base and assembled workforce. The excess of the purchase price over the fair value of the net tangibles and identifiable intangible assets acquired has been recorded as goodwill. The intangibles and goodwill are being amortized on a straight-line basis over a period of two to five years.

     On June 4, 1999, Women.com acquired all of the outstanding stock of Internethoroscopes.com International. The acquisition has been accounted for using the purchase method of accounting. The purchase price of $237,000 has been allocated to the intangible asset (viewership base) acquired.

     On December 10, 1999, Women.com acquired substantially all of the assets of World Gaming Corporation, a Pennsylvania corporation for approximately $9.4 million in cash. The transaction was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition, as follows (in thousands):

Intangible asset -- viewership base.........................  $3,834
Goodwill....................................................   5,001
Net assets..................................................     580
                                                              ------
          Total purchase price..............................  $9,415
                                                              ======

     The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired has been recorded as goodwill. The intangibles and goodwill are being amortized on a straight-line basis over a period of three years.

     The following unaudited pro forma financial information reflects the results of operations for the years ended December 31, 1998 and 1999 as if the acquisitions of World Gaming Corporation, HomeArts, and HomeArts' acquisition of Astronet, had occurred on January 1, 1998 and 1999, respectively, and after giving effect to purchase accounting adjustments, including the pro forma effects of the conversion of the convertible preferred stock into common stock effective upon the merger and roll-up of Women.com Networks LLC, completed on August 4, 1999, as-if-converted on January 1, 1998 and 1999, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 1998 or 1999, and may not be indicative of future operating results (in thousands, except per share amounts):

                                                      YEAR ENDED      YEAR ENDED
                                                     DECEMBER 31,    DECEMBER 31,
                                                         1998            1999
                                                     ------------    ------------
Net revenues.......................................    $ 11,683        $ 32,597
Loss from operations...............................     (54,207)        (64,852)
Net loss attributable to common stockholders.......     (54,242)        (63,737)
Pro forma basic and diluted net loss per share.....    $  (1.85)       $  (1.83)

                            WOMEN.COM NETWORKS, INC.

NOTE 4 -- BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              ------    --------
Prepaid and other current assets
  Prepaid advertising.......................................  $   --    $  3,000
  Other prepaid expenses and current assets.................     526       1,082
                                                              ------    --------
                                                              $  526    $  4,082
                                                              ======    ========
Property and equipment, net
  Computer equipment and software...........................  $1,688    $  9,248
  Furniture and fixtures....................................     195         969
  Leasehold improvements....................................      32       1,188
                                                              ------    --------
                                                               1,915      11,405
  Less accumulated depreciation and amortization............    (654)     (2,336)
                                                              ------    --------
                                                              $1,261    $  9,069
                                                              ======    ========
Intangible assets
  Advertising and viewership base...........................  $1,138    $ 17,515
  Assembled workforce.......................................     100       1,872
  Covenant not to compete...................................      66          66
  Goodwill..................................................     506      54,985
  Tradename.................................................     212         212
                                                              ------    --------
                                                               2,022      74,650
  Less accumulated amortization.............................    (517)    (20,999)
                                                              ------    --------
                                                              $1,505    $ 53,651
                                                              ======    ========
Other assets
  Prepaid advertising.......................................      --         567
  Other assets..............................................      93         153
                                                              ------    --------
                                                              $   93    $    720
                                                              ======    ========

     Equipment under capital lease obligations totaled $250,580 with accumulated amortization of $250,580 as of December 31, 1999 and 1998.

NOTE 5 -- CAPITAL LEASE OBLIGATION AND NOTE PAYABLE

     Women.com has acquired equipment under a capital lease agreement. At December 31, 1998, there are no additional amounts available under the agreement for capital lease financing. All remaining payments under the capital lease agreement were made in 1999 and there is no further obligation under the agreement.

     In April 1998, Women.com entered into a loan agreement to borrow the lesser of $3 million or 80% of eligible receivables with a bank, bearing interest at prime plus 0.5% and is collateralized by substantially all of Women.com's assets. The balance outstanding at December 31, 1998 of $348,000 was paid in full in 1999.

NOTE 6 -- DEFERRED REVENUE

     In connection with the issuance of Women.com's Series C preferred stock in July and August 1997, Women.com entered into investment agreements with two stockholders. Under the terms of the agreements, Women.com's right to retain $1,500,000 and $1,250,000 in proceeds from each of the two stockholders, respectively, is contingent upon Women.com's development of web sites in accordance with the timetable and requirements set forth in the agreements. In the event of discontinuation of the projects, the unused portion

                            WOMEN.COM NETWORKS, INC.

may be returned or allocated for use on another project. Women.com has deferred the $1,500,000 and $1,250,000 and is recognizing revenues in accordance with development efforts. As of December 31, 1998 and December 31, 1999, Women.com has recognized approximately $1,987,000 and $2,750,000 of revenues, respectively, related to these agreements.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     Women.com leases its offices under noncancelable operating leases which expire through 2009. Women.com is committed to pay a portion of the building's operating expenses as determined under the agreements.

     At December 31, 1999, future minimum lease payments are as follows (in thousands):

2000........................................................  $  3,108
2001........................................................     3,113
2002........................................................     3,201
2003........................................................     1,792
2004........................................................     1,349
Thereafter..................................................     7,450
                                                              --------
                                                              $ 20,013
                                                              ========

     Rent expense was $304,534 $603,702 and $1,415,000 for the years ended December 31, 1997, 1998 and 1999.

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

     The cash deposit collateralizing the letter of credit is reflected as restricted cash as of December 31, 1999.

  Advertising

     In 1998 and 1999, Women.com entered into certain non-cancelable on-line distribution agreements. At December 31, 1999, $1.7 million of minimum payments are due in 2000.

  Royalties

     In connection with the acquisition of HomeArts in 1999 (See Note 3), Women.com agreed to pay Hearst a royalty on the net advertising revenues generated from the Hearst magazine sites on the Women.com network or from proprietary Hearst content, until such time as Hearst has recouped the cumulative production costs incurred in the ongoing production of the Hearst magazine sites. The minimum aggregate royalty payable under this agreement is $6 million with a maximum amount payable in any year of $5 million. Thereafter, a royalty shall be payable, calculated as a percentage of the net advertising revenues dependent on the gross revenues generated. For the year ended December 31, 1999, Women.com recorded a $404,000 royalty to Hearst. As of December 31, 1999 the future minimum aggregate royalty payable under this agreement is $5.6 million.

                            WOMEN.COM NETWORKS, INC.

  Litigation

     From time to time, the Company may be involved in litigation arising out of claims in the normal course of business. Based upon the information presently available, including discussion with outside legal counsel, management believes that there are no claims or actions pending or threatened against the Company, the ultimate resolution of which will have a material adverse effect on the Company's financial position, liquidity or results of operations.

NOTE 8 -- MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     All mandatorily redeemable convertible preferred stock was converted into common stock in August 1999 upon the consummation of the merger and roll-up of Women.com Networks LLC.

  Convertible Preferred Stock Warrants

     In 1994, in conjunction with a capital lease agreement, Women.com issued fully exercisable nontransferable warrants to purchase 22,222 shares of its Series A preferred stock at a price of $1.35 per share. The warrants expire December 2004. The fair value of these warrants is not material to the financial statements.

     In 1997, in conjunction with the issuance of Series C preferred stock, Women.com issued fully exercisable nontransferable warrants to purchase 1,331,498 shares of Series C preferred stock at a price of $3.04 per share and 443,832 shares of Series C preferred stock at a price of $3.95 per share. Warrants for 887,665 shares expire in August 2000 and warrants for 887,665 shares expire in October 2000 and have been valued, in aggregate, at $500,000 using the Black-Scholes option pricing model.

     In 1998, in conjunction with a financing arrangement, Women.com issued to Imperial Bank fully exercisable warrants to purchase 8,224 shares of Series D preferred stock at an exercise price of $3.29 per share. The warrants expire April 9, 2003. Women.com valued the warrant using the Black-Scholes option pricing model. The fair value was recorded as a discount to the amount borrowed and is being amortized to interest expense.

     All warrants to acquire convertible preferred stock were converted into warrants to acquire common stock in August 1999 upon the consummation of the merger and roll-up of Women.com Networks LLC.

     The warrants issued to Imperial Bank in 1998 were net exercised in the year ended December 31, 1999 for 6,887 shares of common stock.

NOTE 9 -- STOCKHOLDERS' EQUITY

  Common Stock

     Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock at the time outstanding having priority rights as to dividends.

     At December 31, 1999, the Company had reserved shares of common stock for future issuance as follows (in thousands):

Warrants....................................................  1,798
Stock option plan...........................................  7,737
                                                              -----
                                                              9,535
                                                              =====

                            WOMEN.COM NETWORKS, INC.

  Common Stock Warrants

     In February 1996, in conjunction with a facility lease agreement, Women.com issued fully exercisable and transferable warrants to purchase 21,357 shares of common stock at a price of $0.13 per share. These warrants, which were granted at the fair market value of the common stock at the date of grant as determined by the Board of Directors, expire on February 15, 2006. The fair value of these warrants is not material to the financial statements.

     In connection with its Series C preferred stock offering, Women.com issued warrants to an investment banker to purchase up to 89,167 shares of Women.com's common stock, at an exercise price of $3.00 per share. These warrants are fully exercisable for a period of five years expiring in July and August 2002 or upon an initial public offering. The fair value of these warrants is not material to the financial statements.

     In connection with its Series D preferred stock offering, Women.com issued to an investment banker warrants to purchase up to 150,703 shares of Women.com's common stock, at an exercise price of $3.95 per share. These warrants are fully exercisable and expire at the earlier of July 2003 or upon an initial public offering. Women.com valued the warrants using the Black-Scholes option pricing model. The fair value was recorded as issuance costs. Warrant activity is as follows (in thousands):

                                                                WARRANTS OUTSTANDING
                                                            ----------------------------
                                                                      EXERCISE
                                                            SHARES     PRICE      AMOUNT
                                                            ------    --------    ------
Balance, December 31, 1996................................     21                 $    3
  Warrants granted........................................     89      $3.00         267
                                                            -----                 ------
  Balance, December 31, 1997..............................    110                    270
  Warrants granted........................................    151      $3.95         596
                                                            -----                 ------
Balance, December 31, 1998................................    261                    866
  Warrants exercised......................................    (21)     $ .13          (3)
  Conversion of preferred stock warrants..................  1,798      $3.24       5,831
  Warrants, net exercised.................................   (240)     $3.60        (863)
                                                            -----                 ------
Balance, December 31, 1999................................  1,798                 $5,831
                                                            =====                 ======

NOTE 10 -- EMPLOYEE BENEFIT PLANS

  401(k) Savings Plan

     Women.com's 401(k) savings plan (the "401(k) Plan") is a defined contribution retirement plan intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Women.com are eligible to participate in the 401(k) Plan pursuant to the terms of the Plan. Contributions by Women.com are discretionary and no contributions have been made by Women.com for the years ended December 31, 1997, 1998 and 1999.

  Stock Option Plan

     Under Women.com's 1994 Stock Option Plan and 1998 Equity Incentive Plan, shares of Women.com's common stock have been reserved for the grant of stock purchase rights and stock options to employees, directors, or consultants under terms and provisions established by the Board of Directors. Under the terms of the Plans, incentive options may be granted to employees, and nonstatutory options and stock purchase rights may be granted to employees and consultants at prices no less than 100% and 85%, respectively, of the fair market value of Women.com's common stock at the date of grant, as determined by the Board of Directors. The options vest at a rate of 25% or 20% per year over a period of four or five years and expire ten years after

                            WOMEN.COM NETWORKS, INC.

the date of grant. In addition, under the 1994 Stock Option Plan, Women.com has a repurchase right for shares exercised when an employee ceases to be employed by Women.com.

     The following table summarizes activity under the Plans (in thousands, except per share amounts):

                                                                         OPTIONS OUTSTANDING
                                                                   --------------------------------
                                                                                WEIGHTED
                                                     SHARES                     AVERAGE
                                                  AVAILABLE FOR    NUMBER OF    EXERCISE
                                                      GRANT         SHARES       PRICE      AMOUNT
                                                  -------------    ---------    --------    -------
Balance, December 31, 1996......................        155            706       $ .18      $   117
  Additional shares reserved....................      1,100             --                       --
  Options granted...............................       (682)           682         .37          254
  Options canceled..............................         77            (77)        .15          (12)
  Options exercised.............................         --            (45)        .13           (6)
                                                     ------          -----                  -------
Balance, December 31, 1997......................        650          1,266         .28          353
  Additional shares reserved....................      1,850             --                       --
  Options granted...............................     (2,111)         2,111        1.65        3,493
  Options canceled..............................        202           (202)        .37          (75)
  Options exercised.............................         --            (73)        .20          (15)
                                                     ------          -----                  -------
Balance, December 31, 1998......................        591          3,102        1.21        3,756
  Additional shares reserved....................      5,000             --                       --
  Restricted stock grant........................        (79)            --                       --
  Options granted...............................     (4,603)         4,603        9.58       44,091
  Options canceled..............................        536           (536)       4.24       (2,273)
  Options exercised.............................         --           (877)        .53         (462)
                                                     ------          -----                  -------
Balance, December 31, 1999......................      1,445          6,292       $7.17      $45,112
                                                     ======          =====                  =======

                                                             OPTIONS EXERCISABLE AT
                 OPTIONS OUTSTANDING AT DECEMBER 31, 1999      DECEMBER 31, 1999
                 -----------------------------------------   ----------------------
                                   WEIGHTED
                                   AVERAGE       WEIGHTED                  WEIGHTED
                                  REMAINING       AVERAGE                  AVERAGE
                    NUMBER       CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
EXERCISE PRICE   OUTSTANDING    LIFE IN YEARS      PRICE     EXERCISABLE    PRICE
---------------  ------------   --------------   ---------   -----------   --------
$  .13 -    .30       285            6.55         $  .24         127        $ .23
$  .60 -    .80       446            8.02            .76         162          .78
$ 1.25 -   2.75     1,377            8.74           2.07         392         1.89
$ 5.30 -   5.55     1,290            9.21           5.51          --           --
$ 5.80 -   6.10       684            9.40           6.06          --           --
$10.00 - $11.00     1,100            9.67          10.06          --           --
$17.62              1,110            9.88          17.62          --           --
                    -----                                       ----
                    6,292                                        681        $1.32
                    =====                                       ====

     At December 31, 1997 and 1998, 274,521 and 567,000 shares, respectively, were exercisable at a weighted average price of $.17 and $.27, respectively.

  Fair value disclosures

     Women.com has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Women.com, however, continues to

                            WOMEN.COM NETWORKS, INC.

apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans.

     The fair value of each option grant is estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants:

                                                                DECEMBER 31,
                                                      ---------------------------------
                                                       1997       1998         1999
                                                      -------    -------    -----------
Risk-free interest rate.............................     5.84%      5.00%   4.8% - 6.17%
Expected life.......................................  5 years    5 years        5 years
Dividend yield......................................       --         --             --
Volatility..........................................       --         --             96%

     The weighted average fair value of options granted in 1997, 1998 and 1999 are $0.37, $3.11 and $5.67 respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options's vesting period. Women.com's pro forma information follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                       1997        1998        1999
                                                      -------    --------    --------
Net loss attributable to common stockholders........  $(6,612)   $(13,615)   $(57,068)
                                                      =======    ========    ========
Net loss -- FAS 123 adjusted........................  $(6,627)   $(13,862)   $(62,020)
                                                      =======    ========    ========
Net loss per share-as reported (Note 2) Basic and
  diluted...........................................  $ (9.15)   $ (10.52)   $  (2.11)
                                                      =======    ========    ========
Net loss per share -- FAS 123 adjusted Basic and
  diluted...........................................  $ (9.18)   $ (10.71)   $  (2.29)
                                                      =======    ========    ========

     The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts. Additional awards in future years are anticipated.

  Stock-based compensation

     In connection with certain stock option grants during the year ended December 31, 1998, Women.com recorded stock-based compensation totaling $3.1 million, which is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which is generally four years. Stock-based compensation amortization recognized during the year ended December 31, 1998 totaled $1,170,000. An additional $4,067,00 of unearned stock-based compensation was recorded for the year ended December 31, 1999. Amortization of the total stock-based compensation for the year ended December 31, 1999 totaled $2,987,000. If the stock-based compensation for the years ended December 31, 1998 and 1999 had been allocated across the relevant functional expense categories within operating expenses, it would be allocated as follows (in thousands):

                                                              1998      1999
                                                             ------    ------
Production, product and technology.........................  $  396    $1,314
Sales and marketing........................................     220       682
General and administrative.................................     554       993
                                                             ------    ------
                                                             $1,170    $2,989
                                                             ======    ======

                            WOMEN.COM NETWORKS, INC.

NOTE 11 -- INCOME TAXES

     The components of the net deferred tax asset as of December 31, 1997, 1998 and 1999 are as follows (in thousands):

                                                        1997       1998        1999
                                                       -------    -------    --------
Net operating loss carryforwards.....................  $ 2,844    $ 7,034    $ 14,271
Other................................................      654        789       2,056
                                                       -------    -------    --------
                                                         3,498      7,823      16,777
Less valuation allowance.............................   (3,498)    (7,823)    (16,777)
                                                       -------    -------    --------
          Net deferred tax asset.....................  $    --    $    --    $     --
                                                       =======    =======    ========

     Women.com has established a valuation allowance to the extent of its deferred tax asset due to the uncertainty that the benefit may not be realized in the future.

     At December 31, 1999, Women.com had federal and state net operating loss carryforwards of approximately $39.9 million and $20.0 million, respectively, available to offset future regular and alternative minimum taxable income. Women.com's federal net operating loss carryforwards will begin to expire in the year 2011. For state tax purposes, the net operating loss carryforwards will begin to expire in the year 2004.

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Women.com may have had an ownership change which may limit the utilization of these carryforwards.

NOTE 12 -- RELATED PARTIES

     In 1998, Women.com issued for cash 911,855 shares of Series D preferred stock to a customer. Total revenues from this customer in 1998 were $167,000. Receivable due from this customer at December 31, 1998 was zero $125,000.

     In 1998, Women.com issued 33,000 shares of Series D preferred stock to an officer of Women.com's recruiting service provider, who had been granted 41,119 shares of Series C preferred stock. Total expense incurred for this party in 1998 was $133,000. Payable due to the officer at December 31, 1998 was $17,000.

NOTE 13 -- SUBSEQUENT EVENTS

     In February 2000, Women.com acquired 1,142,857 shares of Series H preferred stock of Medical Self Care, Inc. for approximately $4.0 million in cash. This investment will be accounted for using the cost method.

     In February 14, 2000, Women.com acquired EZSharing.com, Inc. for consideration of $2.0 million in cash and 715,213 shares of common stock. This investment will be accounted for using the purchase acquisition method.

(b) Reports on Form 8-K

     A report on Form 8-K was filed on December 23, 1999 relating to the Company's acquisition of World Gaming Corporation.

(c) Exhibits

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
 3.1**   Restated Certificate of Incorporation of the Registrant
 3.2**   Amended and Restated Bylaws of the Registrant
 4.1     Reference is made to Exhibits 3.1 and 3.2 hereof
 4.2*    Specimen Certificate for Registrant's common stock
 4.3*    Amended and Restated Investors' Rights Agreement, dated May
         7, 1999, by and among the Registrant, Marleen McDaniel,
         Ellen Pack, certain holders of the Registrant's common stock and certain holders of warrants to purchase the Registrant's common stock
 4.4*    Investor Rights Agreement, dated July 9, 1999. between the
         Registrant and Torstar Corporation
 4.5*    Investor Rights Agreement, dated July 9, 1999, between the
         Registrant and The Walt Disney Company
10.1.1*  Amended and Restated 1998 Equity Incentive Plan
10.1.2*  Employee Stock Purchase Plan
10.1.3*  Amended and Restated 1994 Stock Option Plan
10.2*    Magazine Content License and Hosting Agreement by and
         between the Registrant and Hearst Communications, Inc.,
         dated January 27, 1999
10.4*    Investment agreement by and between the Registrant and
         MediaOne Interactive Services, Inc. (formerly known as US
         West Interactive Services, Inc.), dated July 7, 1997, as
         amended on April 7, 1998
10.5*    Executive Employment Agreement by and between the Registrant and Marleen McDaniel, dated January 29, 1999
10.6+*   Investment Agreement by and between the Registrant and
         Rodale Press, Inc., dated January 27, 1999
10.7*    Letter Agreement by and between the Registrant and Rodale
         Press, Inc., dated January 27, 1999
10.8+*   Website Agreement by and between the Registrant and Rodale
         Press, Inc., dated May 2, 1997
10.11*   Lease Agreement, dated November 7, 1994, and Addendum
         thereto dated November 8, 1994, by and between the
         Registrant and Golden Century Investment Company
10.12*   Amendment No. 1 to the Master Lease Agreement, dated
         December 1, 1994, by and between the Registrant and Golden
         Century Investment Company
10.13*   First Amendment to Lease Agreement, dated July 27, 1997, by and between the Registrant and Carramerica Realty
         Corporation (the successor in interest to Golden Century
         Investment Company)
10.14*   Second Amendment to Lease Agreement, dated August 31, 1997, by and between the Registrant and Carramerica Realty
         Corporation
10.15*   Third Amendment to Lease Agreement, dated October 27, 1998, by and between the Registrant and Carramerica Realty
         Corporation
10.19*   Series D Preferred Stock Purchase Agreement by and among the
         Registrant and the purchasers of Series D Preferred Stock, dated June 5, 1998
10.20*   Series E Preferred Stock Purchase Agreement by and among the
         Registrant and the purchasers of Series E Preferred Stock, dated May 7, 1999

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
10.22*   Agreement of Merger and Purchase, by and among Hearst
         Communications, Inc., Astronet, Inc., Hearst New Media, LLC
         and certain shareholders and option holders of Astronet,
         Inc. dated December 23, 1998
10.24*   Asset Purchase Agreement by and among the Registrant, Wild
         Wild Web, Inc., Raymond B. Kropp and Victoria P. Kropp dated
         April 2, 1998
10.25*   Fourth Amendment to Lease Agreement by and between the
         Registrant and Carramerica Realty Corporation dated March
         24, 1999
10.26*   Stock Purchase Agreement by and between the Registrant and
         Hearst Communications, Inc., dated July 9, 1999
10.27+*  Letter Agreement by and among the Registrant, Torstar
         Corporation and Harlequin Enterprise Limited, dated June 25,
         1999
10.28*   Amendment No. 1 to Letter Agreement by and among the
         Registrant, Torstar Corporation and Harlequin Enterprise
         Limited, dated July 9, 1999
10.29*   Stock Purchase Agreement by and among the Registrant and
         Torstar Corporation, dated July 9, 1999
10.31*   Amendment No. 1 to Stock Purchase Agreement by and between the Registrant and Hearst Communications, Inc., dated
         September 7, 1999
10.32*   Amendment No. 1 to Stock Purchase Agreement by and between the Registrant and Torstar Corporation, dated September 3,
         1999
10.33*   Form of Stock Purchase Agreement by and between the
         Registrant and Hearst Communications, Inc.
10.34*   Warrant Agreement by and between Women.com Networks and HC
         Crown Corp., dated August 19, 1997
10.35*   Fifth Amendment to Lease Agreement, dated May 25, 1999, by and between the Registrant and Carramerica Realty
         Corporation
10.36*   Agreement of Lease between the Registrant and Polestar Fifth
         Property Associates LLC, dated July 31, 1999
23.1     Consent of Independent Accountants
27.1     Financial Data Schedule

---------------
 * Incorporated by reference to the exhibit to the Registration Statement on Form S-1 (No. 333-78363).

** Incorporated by reference to the exhibit to the Registrants Report on Form
   10-Q for the quarter ended September 30, 1999.

 + Confidential treatment has been granted by the SEC on portions of this Exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on March 24, 2000.

                                          WOMEN.COM NETWORKS, INC.

                                          By:     /s/ MARLEEN MCDANIEL
                                            ------------------------------------
                                                      Marleen McDaniel
                                            Chairperson, Chief Executive Officer
                                                        and President

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that the persons whose signatures appear below each severally constitutes and appoints Marleen McDaniel and Michael Perry, and each of them, as true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do, or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                    TITLE                    DATE
                     ---------                                    -----                    ----
               /s/ MARLEEN MCDANIEL                   Chairperson, Chief Executive    March 24, 2000
---------------------------------------------------       Officer and President
                 Marleen McDaniel                     (Principal Executive Officer)

                 /s/ MICHAEL PERRY                       Chief Financial Officer      March 24, 2000
---------------------------------------------------     (Principal Financial and
                   Michael Perry                           Accounting Officer)

               /s/ NATALIE EGLESTON                             Director              March 24, 2000
---------------------------------------------------
                 Natalie Egleston

                 /s/ BARRY WEINMAN                              Director              March 24, 2000
---------------------------------------------------
                   Barry Weinman

                /s/ WILLIAM MILLER                              Director              March 24, 2000
---------------------------------------------------
                  William Miller

                /s/ CATHLEEN BLACK                              Director              March 24, 2000
---------------------------------------------------
                  Cathleen Black

                     SIGNATURE                                    TITLE                    DATE
                     ---------                                    -----                    ----
                 /s/ ALFRED SIKES                               Director              March 24, 2000
---------------------------------------------------
                   Alfred Sikes

               /s/ NANCY LINDEMEYER                             Director              March 24, 2000
---------------------------------------------------
                 Nancy Lindemeyer

                  /s/ MARK MILLER                               Director              March 24, 2000
---------------------------------------------------
                    Mark Miller

                /s/ DAVID GALLOWAY                              Director              March 24, 2000
---------------------------------------------------
                  David Galloway

                  /s/ JAMES ASHER                               Director              March 24, 2000
---------------------------------------------------
                    James Asher

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Women.com Networks, Inc.

     Our audits of the consolidated financial statements referred to in our report dated January 25, 2000 appearing in the 1999 Annual Report to Shareholders of Women.com Networks, Inc. as of December 31, 1998 and 1999, and for each of the three years in the period ended December 31, 1999, also included an audit of the financial statement schedule listed in Item 14(a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 25, 2000

                                                                  SCHEDULE II(a)

                            WOMEN.COM NETWORKS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                BALANCE AT
                                                BEGINNING      ADDITIONS                    BALANCE AT
                                                 OF YEAR      (REDUCTIONS)    WRITE-OFFS    END OF YEAR
                                                ----------    ------------    ----------    -----------
Allowance for doubtful accounts:
  Year ended December 31, 1997................    $   --        $    47          $--          $    47
  Year ended December 31, 1998................        47            248           --              295
  Year ended December 31, 1999................       295             77           19              353
Valuation allowance for deferred tax assets:
  Year ended December 31, 1997................     1,595          1,903           --            3,498
  Year ended December 31, 1998................     3,498          4,325           --            7,823
  Year ended December 31, 1999................     7,823         13,441           --           21,264

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
 3.1**   Restated Certificate of Incorporation of the Registrant
 3.2**   Amended and Restated Bylaws of the Registrant
 4.1     Reference is made to Exhibits 3.1 and 3.2 hereof
 4.2*    Specimen Certificate for Registrant's common stock
 4.3*    Amended and Restated Investors' Rights Agreement, dated May
         7, 1999, by and among the Registrant, Marleen McDaniel,
         Ellen Pack, certain holders of the Registrant's common stock and certain holders of warrants to purchase the Registrant's common stock
 4.4*    Investor Rights Agreement, dated July 9, 1999. between the
         Registrant and Torstar Corporation
 4.5*    Investor Rights Agreement, dated July 9, 1999, between the
         Registrant and The Walt Disney Company
10.1.1*  Amended and Restated 1998 Equity Incentive Plan
10.1.2*  Employee Stock Purchase Plan
10.1.3*  Amended and Restated 1994 Stock Option Plan
10.2*    Magazine Content License and Hosting Agreement by and
         between the Registrant and Hearst Communications, Inc.,
         dated January 27, 1999
10.4*    Investment agreement by and between the Registrant and
         MediaOne Interactive Services, Inc. (formerly known as US
         West Interactive Services, Inc.), dated July 7, 1997, as
         amended on April 7, 1998
10.5*    Executive Employment Agreement by and between the Registrant and Marleen McDaniel, dated January 29, 1999
10.6+*   Investment Agreement by and between the Registrant and
         Rodale Press, Inc., dated January 27, 1999
10.7*    Letter Agreement by and between the Registrant and Rodale
         Press, Inc., dated January 27, 1999
10.8+*   Website Agreement by and between the Registrant and Rodale
         Press, Inc., dated May 2, 1997
10.11*   Lease Agreement, dated November 7, 1994, and Addendum
         thereto dated November 8, 1994, by and between the
         Registrant and Golden Century Investment Company
10.12*   Amendment No. 1 to the Master Lease Agreement, dated
         December 1, 1994, by and between the Registrant and Golden
         Century Investment Company
10.13*   First Amendment to Lease Agreement, dated July 27, 1997, by and between the Registrant and Carramerica Realty
         Corporation (the successor in interest to Golden Century
         Investment Company)
10.14*   Second Amendment to Lease Agreement, dated August 31, 1997, by and between the Registrant and Carramerica Realty
         Corporation
10.15*   Third Amendment to Lease Agreement, dated October 27, 1998, by and between the Registrant and Carramerica Realty
         Corporation
10.19*   Series D Preferred Stock Purchase Agreement by and among the
         Registrant and the purchasers of Series D Preferred Stock, dated June 5, 1998
10.20*   Series E Preferred Stock Purchase Agreement by and among the
         Registrant and the purchasers of Series E Preferred Stock, dated May 7, 1999
10.22*   Agreement of Merger and Purchase, by and among Hearst
         Communications, Inc., Astronet, Inc., Hearst New Media, LLC
         and certain shareholders and option holders of Astronet,
         Inc. dated December 23, 1998

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
10.24*   Asset Purchase Agreement by and among the Registrant, Wild
         Wild Web, Inc., Raymond B. Kropp and Victoria P. Kropp dated
         April 2, 1998
10.25*   Fourth Amendment to Lease Agreement by and between the
         Registrant and Carramerica Realty Corporation dated March
         24, 1999
10.26*   Stock Purchase Agreement by and between the Registrant and
         Hearst Communications, Inc., dated July 9, 1999
10.27+*  Letter Agreement by and among the Registrant, Torstar
         Corporation and Harlequin Enterprise Limited, dated June 25,
         1999
10.28*   Amendment No. 1 to Letter Agreement by and among the
         Registrant, Torstar Corporation and Harlequin Enterprise
         Limited, dated July 9, 1999
10.29*   Stock Purchase Agreement by and among the Registrant and
         Torstar Corporation, dated July 9, 1999
10.31*   Amendment No. 1 to Stock Purchase Agreement by and between the Registrant and Hearst Communications, Inc., dated
         September 7, 1999
10.32*   Amendment No. 1 to Stock Purchase Agreement by and between the Registrant and Torstar Corporation, dated September 3,
         1999
10.33*   Form of Stock Purchase Agreement by and between the
         Registrant and Hearst Communications, Inc.
10.34*   Warrant Agreement by and between Women.com Networks and HC
         Crown Corp., dated August 19, 1997
10.35*   Fifth Amendment to Lease Agreement, dated May 25, 1999, by and between the Registrant and Carramerica Realty
         Corporation
10.36*   Agreement of Lease between the Registrant and Polestar Fifth
         Property Associates LLC, dated July 31, 1999
23.1     Consent of Independent Accountants
27.1     Financial Data Schedule

---------------
 * Incorporated by reference to the exhibit to the Registration Statement on Form S-1 (No. 333-78363).

** Incorporated by reference to the exhibit to the Registrants Report on Form
   10-Q for the quarter ended September 30, 1999.

 + Confidential treatment has been granted by the SEC on portions of this Exhibit.