Form 10-Q
period 2000-03-31
WOMEN COM NETWORKS INC
filed 2000-05-15
CIK 1084609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of April 30, 2000 was 46,752,310.

                            WOMEN.COM NETWORKS, INC.
                                    FORM 10-Q
                                 MARCH 31, 2000

                                      INDEX


                                                                                          PAGE
                                                                                          ----
    Part I.     Financial Information

           Item 1.  Financial Statements

                    (a) Consolidated Balance Sheets
                        As of  March 31, 2000 and December 31, 1999                         3

                    (b) Consolidated Statements of Operations
                        For the Three  Months Ended March 31, 2000 and March 31, 1999       4

                    (c) Consolidated Statements of Cash Flow
                        For the Three Months Ended March 31, 2000 and March 31, 1999        5

                    (d) Notes to Consolidated Financial Statements                          7

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                   8

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk             18

    Part II.    Other Information

           Item 1.  Legal Proceedings                                                      19

           Item 2.  Changes in Securities and Use of Proceeds                              19

           Item 3.  Defaults Upon Senior Securities                                        19

           Item 4.  Submission of Matters to a Vote of Security Holders                    19

           Item 5.  Other Information                                                      19

           Item 6.  Exhibits and Reports on Form 8-K                                       19

     Signature                                                                             20

Part I. Financial Information
Item 1. Financial Statements

WOMEN.COM NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

                                                           MARCH 31,      DECEMBER 31,
                                                             2000            1999
                                                           ---------      ------------
                                                          (UNAUDITED)
Assets
Current assets:
  Cash and cash equivalents                                $  67,979       $  87,242
  Accounts receivable, less allowance for doubtful
    accounts of $554 and $353, respectively                   12,101          15,131
  Accounts receivable, related party                             513           1,197
  Prepaid and other current assets                             5,327           4,082
                                                           ---------       ---------
Total current assets                                          85,920         107,652
Property and equipment, net                                   14,319           9,069
Intangible assets, net                                        57,852          53,651
Investment                                                     4,000              --
Restricted cash                                                1,465           1,447
Other assets                                                     159             720
                                                           ---------       ---------
Total assets                                               $ 163,715       $ 172,539
                                                           =========       =========

Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                         $   3,783       $   6,239
  Accounts payable, related party                                159             253
  Accrued liabilities                                          2,615             578
  Accrued compensation and related benefits                    2,915           2,187
  Deferred revenue                                             2,118           5,208
                                                           ---------       ---------
Total current liabilities                                     11,590          14,465
                                                           ---------       ---------
Stockholders' equity:
  Preferred stock, $.001 par value:
    Authorized 5,000 shares at March 31, 2000
    Issued or outstanding; none at March 31, 2000                 --              --
  Common stock, $.001 par value
    Authorized 195,000 shares at March 31, 2000
    Issued or outstanding; 46,511 shares at March 31,
    2000 and 45,704 shares at December 31, 1999                   47              45
  Additional paid in capital                                 252,697         244,154
  Notes receivable from stockholders                             (44)            (44)
  Unearned compensation                                       (2,081)         (3,059)
  Accumulated deficit                                        (98,494)        (83,022)
                                                           ---------       ---------
Total stockholders' equity                                   152,125         158,074
                                                           ---------       ---------
 Total liabilities and stockholders' equity                $ 163,715       $ 172,539
                                                           =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements

WOMEN.COM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

                                                 QUARTER ENDED      QUARTER ENDED
                                                 MARCH 31, 2000     MARCH 31, 1999
                                                 --------------     --------------
Revenues                                              $ 13,623         $  3,176
Revenues, related party                                    742              237
                                                      --------         --------
Total revenues                                          14,365            3,413
                                                      --------         --------

Costs and operating expenses
  Cost of revenues                                         985               82
  Production, product and technology                     8,932            3,766
  Sales and marketing                                   11,288            6,568
  General and administrative                             2,609            1,968
  Stock-based compensation                                 171              612
  Amortization of acquired intangibles                   6,973            3,671
                                                      --------         --------
    Total operating expenses                            30,958           16,667
                                                      --------         --------
Loss from operations                                   (16,593)         (13,254)
Other income, net                                        1,121              176
Interest expense                                            --              (17)
                                                      --------         --------
Net loss                                               (15,472)         (13,095)
Dividend  accretion on mandatorily
  redeemable convertible preferred stock                    --               95
                                                      --------         --------
Net loss attributable to common stockholders          $(15,472)        $(13,190)
                                                      ========         ========

Basic and diluted net loss per share
  attributable to common stockholders                 $   (.34)        $   (.95)
                                                      ========         ========

Shares used in computing basic and diluted
  net loss per share                                    46,128           13,820
                                                      ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements

WOMEN.COM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands) (Unaudited)

                                                         THREE  MONTHS ENDED
                                                    --------------------------------
                                                    MARCH 31, 2000    MARCH 31, 1999
                                                    --------------    --------------
Cash flow from operating activities:                    $(15,472)      $(13,095)
  Net loss
  Adjustments to reconcile net loss to net cash
    used in operating activities, net of the effects
    of acquisitions
      Depreciation and amortization of tangible assets       962            244
      Amortization of intangibles                          6,973          3,661
      Provision for doubtful accounts                        201            130
      Amortization of stock-based compensation               172            612
      Decrease (increase) in accounts receivable           2,829           (288)
      Decrease (increase) in  accounts
        receivable - related party                           684             --
      Decrease (increase) in prepaids and
        other current assets                              (1,245)           454
      Decrease (increase) in other assets                    577             --
      Increase (decrease) in accounts payable             (2,456)         2,618
      Increase (decrease) in accounts payable -
        related party                                        (94)            --
      Increase (decrease) in accrued liabilities           2,765         (1,703)
      Increase (decrease) in deferred revenue             (3,090)          (352)
                                                        --------       --------
        Net cash used in operating activities             (7,194)        (7,719)
                                                        --------       --------

Cash flows from investing activities:
  Acquisition of property and equipment                   (6,212)          (279)
  Investment in Medical Self Care, Inc.                   (4,000)            --
  Cash paid for acquisition of EZSharing.com, Inc.        (2,000)            --
  Cash received from HomeArts acquisition                     --         14,854
                                                        --------       --------
        Net cash provided by (used in)
          investing activities                           (12,212)        14,575
                                                        --------       --------

Cash flows from financing activities:
  Proceeds from exercise of stock options                    143             81
  Principal payments under capital lease obligations          --             (8)
                                                        --------       --------
        Net cash provided by financing activities            143             73
                                                        --------       --------

Net (decrease) increase in cash and cash equivalents     (19,263)         6,929
Cash and cash equivalents at beginning of period          87,242         12,235
                                                        --------       --------
Cash and equivalents at end of period                   $ 67,979       $ 19,164
                                                        ========       ========

WOMEN.COM NETWORKS, INC.

(In thousands) (Unaudited)

                                                           THREE  MONTHS ENDED
                                                    -------------------------------
                                                    MARCH 31, 2000   MARCH 31, 1999
                                                    --------------   --------------
Supplemental disclosure of cash flow information:

  Revenue and advertising  expense from barter
    transactions                                       $     --         $    154
Supplement disclosure of noncash financing
  information:
  Accretion of preferred stock                         $     --         $     95
  Unearned compensation expense (cancellations)
      related to stock option grants                   $   (806)        $  1,881
Liabilities assumed in connection with acquisition
  of HomeArts:
      Fair value of assets acquired                                     $ 76,265
      Cash received                                                       12,907
      Common stock issued                                                (85,000)
                                                                        --------
      Liabilities assumed                                               $  4,172
                                                                        ========
Common stock issued in conjunction with acquisition
  of EZSharing.com, Inc.                               $  9,208         $     --




                The accompanying notes are integral part of these
                       consolidated financial statements

                            WOMEN.COM NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Basis of presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Women.com Networks, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated.

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. Women.com is assessing the potential impact of this pronouncement on the financial statements. The company does not expect any significant impact since Women.com does not currently have any derivative instruments nor plans to acquire derivative instruments in the future.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Women.com believes that the impact of SAB 101 will not have a material effect on its financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Women.com has not yet determined the impact, if any, of adopting this Interpretation.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                   QUARTER ENDED    QUARTER ENDED
                                                  MARCH 31, 2000    MARCH 31, 1999
                                                  --------------    --------------
Numerator:
Net loss                                              $(15,472)        $(13,095)
Accretion of mandatorily redeemable convertible
  preferred stock to redemption value                       --              (95)
                                                      --------         --------
Net loss attributable to common stockholders          $(15,472)        $(13,190)
                                                      ========         ========

Denominator:
  Shares used in computing basic
    and dilutive net loss per share                     46,128           13,820
                                                      ========         ========

  Basic and diluted net loss per share
    attributable to common stockholders               $   (.34)        $   (.95)
                                                      ========         ========

Antidilutive securities including
 options, warrants, preferred stock and
 convertible units not included in net
 loss per share calculation                              6,296            6,270
                                                      ========         ========


Comprehensive income

To date, Women.com has not had any transactions that are required to be reported as comprehensive income, in accordance with the provisions of SFAS No. 130 "Reporting Comprehensive Income".

Investment

Women.com acquired 1,142,857 shares of Series H preferred stock of Medical Self Care, Inc. for approximately $4.0 million in cash on February 2, 2000. This investment has been accounted for using the cost method of accounting.

Acquisition

On February 14, 2000, Women.com acquired EZSharing.com, Inc. for consideration of $2.0 million in cash and 715,213 shares of common stock. The common stock was valued at approximately $9.2 million dollars in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"). This acquisition has been accounted for using the purchase method of accounting. The total purchase price of $11.2 million has been allocated to the intangible asset (assembled workforce) acquired and is being amortized over its estimated useful economic life of 3 years.

The following unaudited pro forma financial information reflects the results of operations for the three months ended March 31, 2000 and 1999 as if the acquisition of EZSharing.com, Inc. had occurred on January 1, 2000 and 1999, respectively, and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2000 or 1999, and may not be indicative of future operating results (in thousands, except per share amounts):

                                                   THREE MONTHS      THREE MONTHS
                                                      ENDED             ENDED
                                                  MARCH 31, 2000    MARCH 31, 1999
                                                  --------------    --------------

Net revenues.......................................   $ 14,365         $  3,413
Loss from operations...............................    (17,060)         (14,190)
Net loss attributable to common stockholders.......    (15,939)         (14,126)
Basic and diluted net loss per share...............   $  (0.34)        $  (0.97)




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Women.com's financial statements and the notes thereto.

This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding Women.com's expectations, beliefs, intentions, or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to Women.com on the date hereof, and Women.com assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating Women.com's business, investors should carefully consider the information set forth below under the caption "Risk Factors" in addition to the other information set forth herein. Women.com cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

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

Women.com has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2000, Women.com had an accumulated deficit of $98.5 million. Women.com intends to continue to make significant financial investments in its business, including product, technology and infrastructure development as well as personnel. As a result, Women.com believes it will incur significant operating losses and negative cash flows from operations for at least the next several years.

Substantially all of Women.com's revenues to date have been generated from advertising and sponsorships. Advertising and sponsorship revenues represented 77% of total revenues for the three months ended March 31, 2000 and 77% for the three months ended March 31, 1999.

Advertising revenues consist primarily of sales of banner advertisements and sponsorships. Advertising contracts are generally short-term, although several long-term contracts and sponsorship agreements have been signed. Women.com typically guarantees a minimum number of impressions or page views to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are generally recognized ratably over the period in which the advertising is displayed. To the extent that minimum guaranteed page deliveries are not met, Women.com defers recognition of the corresponding revenues until the guaranteed page deliveries are achieved.

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

Advertising revenues have historically included barter revenues, which represent the exchange of advertising space on Women.com's network for reciprocal advertising space on third party Web sites as well as other advertising and promotional vehicles. Revenues from these barter transactions are recorded as advertising revenues at the lower of estimated fair value of the advertisements received or delivered and are recognized upon publication of the advertisements on Women.com's network. Barter expenses are an equal and offsetting charge and are recorded at the lower of estimated fair value of the advertisements received or delivered and are recognized when Women.com's advertisements run on the reciprocal media property, which is typically in the same period in which the advertisements run on Women.com's network.

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

E-commerce revenues consist of commissions from the sale of magazine subscriptions, sales of services on Astronet and, to a lesser extent, payments from affiliate sales programs. Women.com records a portion of the revenue from each magazine subscription sold on the network magazine sites. Astronet e-commerce revenues from services offered on its network include personalized horoscope reports and readings. Affiliate program e-commerce revenues are recognized upon notification from the affiliate. Although Women.com briefly offered products for sale as part of the shopping channel, Women.com is not currently engaged in direct retail.

Results of Operations

Revenues

Revenues were $14.4 million for the three months ended March 31, 2000, a 321% increase compared to the same period in 1999. The increase in revenues was primarily due to Women.com's higher advertising and sponsorship revenues during the first three months of 2000. Advertising and sponsorship revenues were $11.0 million for the three months ended March 31, 2000, a 318% increase over the corresponding period in 1999. Revenues for the three months ended March 31, 2000 also include $1.6 million of production and hosting fees related to the launch of eharlequin.com in February.

There was no barter revenue for the three months ended March 31, 2000. Barter revenue represented 4% of total revenues for the three months ended March 31, 1999.

Operating Expenses

The principal elements of Women.com's operating expenses consist of cost of revenues, production, product and technology expenses, sales and marketing expenses and administrative expenses.

Cost of revenues

Cost of revenues include payments for revenue sharing and gaming prizes. Cost of revenues increased to $985,000 for the three months ended March 31, 2000 from $82,000 for the same period in 1999. This increase was primarily due to obligations to fulfill gaming prizes acquired by Women.com related to the acquisition of World Gaming Corporation in December 1999. Revenue sharing payments also increased during the first three months of 2000 due to increased traffic on the Hearst magazine sites and the launch of eharlequin.com in February.

Production, product and technology expenses

Production, product and technology expenses consist primarily of personnel related costs for technical operations, editorial and design activities and content acquisition costs. Production, product and technology expenses increased to $8.9 million for the three months ended March 31, 2000 from $3.8 million in the same period in 1999. This increase was primarily due to increased expenses of approximately $3.7 million related to the hiring of additional personnel, as well as increased content acquisition costs and other production costs associated with growth in Women.com's business.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel costs and advertising, distribution and public relations expenses. Sales and marketing expenses were $11.3 million for the three months ended March 31, 2000, an increase of 72% over the same period of the prior year. During the three months ended March 31, 2000 Women.com ran print campaigns in 7 magazines under its agreement with Hearst. Although not a cash expenditure, a total of $1.0 million for these print campaigns is included in sales and marketing expenses for the three months ended March 31, 2000. There were no such expenses for the three months ended March 31, 1999. The remainder of the increase is due to a $1.6 million sponsorship of programming related to the Oscars on the E! television network, costs of hiring additional personnel totaling $1.5 million and other sales and marketing costs associated with growth in Women.com's business.

General and administrative expenses

General and administrative expenses consist primarily of personnel costs, legal fees and accounting fees. General and administrative expenses were $2.6 million for the three months ended March 31, 2000, an increase of 33% over the same period in the prior year. The increase was primarily attributable to an increase in the provision for doubtful accounts and bad debt write-offs totaling approximately $400,000.

Stock-based compensation

Stock-based compensation consists of charges related to the difference between employee stock option grant prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Women.com's stock-based compensation expense was $171,000 for the three months ended March 31, 2000 compared with $612,000 for the same period in 1999. This decrease was due to cancellations of stock options previously granted.

Amortization of acquired intangibles

Amortization of acquired intangibles consists of the amortization of goodwill and intangible assets acquired. Women.com reported $7.0 million in amortization of acquired intangibles for the three months ended March 31, 2000 compared to $3.7 million for the same period in 1999. The amortization expense for the first quarter of 2000 includes three months of goodwill amortization related to the combination with HomeArts and Astronet (as compared to two months in 1999) as well as amortization related to the acquisitions of World Gaming Corporation in December 1999 and EZSharing.com, Inc. in February 2000.

Other income

Other income consists of interest income and other miscellaneous income. Other income was $1.1 million for the three months ended March 31, 2000 compared with $176,000 for the same period in 1999. The increase is primarily due to higher cash balances as a result of both private and public sales of equity securities.

Interest expense

Interest expense historically consisted of interest charges related to equipment leases and other company debt. Interest expense was $17,000 for the three months ended March 31, 1999. There was no interest expense for the three months ended March 31, 2000.

Income taxes

No provision for federal and state income taxes has been recorded as Women.com incurred net losses through March 31, 2000. Women.com has taken a valuation allowance on the full amount of the net operating loss carryforwards since it is likely the benefit will not be realized in the future.

Women.com elected to be taxed as a partnership for the period beginning on January 29, 1999, the date of formation of Women.com Networks LLC and ending on the date of the merger of Women.com Networks and HomeArts in August 1999. Federal and state tax effects of Women.com losses during this period were recorded by the members of the LLC on their respective income tax returns.

Liquidity and capital resources

Until its initial public offering in October 1999, which raised net proceeds of approximately $38.2 million including the exercise of the underwriter's over-allotment option, Women.com financed its operations primarily through the private placement of its convertible preferred stock. Management believes its existing cash balances are sufficient to enable Women.com to meet its obligations for at least the next 12 months.

Net cash used in operating activities decreased to $7.2 million in the first quarter of 2000 from $7.7 million in the first quarter of 1999. This decrease was primarily due to increased amortization of intangibles in the first quarter of 2000, offset in part by increased operating losses.

Net cash used in investing activities increased to $8.2 million in the first quarter of 2000 compared to net cash generated from investing activities in the first quarter of 1999 of $14.6 million. The increased investing spending was attributable to increased purchases of property and equipment, an investment in Medical Self Care, Inc., and the acquisition of EZSharing.com. Net cash provided by investing activities in the first quarter of 1999 was related to the combination with HomeArts and Astronet.

Net cash provided by financing activities increased to $143,000 in the first quarter of 2000 compared to $72,000 in the first quarter of 1999 due to increased stock option exercises.

Women.com expects to increase staffing, make significant capital expenditures and expand its sales and marketing programs.

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. Women.com is assessing the potential impact of this pronouncement on the financial statements. The company does not expect any significant impact since Women.com does not currently have any derivative instruments nor plans to acquire derivative instruments in the future.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Women.com believes that the impact of SAB 101 will not have a material effect on its financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employees for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Women.com has not yet determined the impact, if any, of adopting this Interpretation.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND WE ANTICIPATE INCREASED LOSSES IN THE FUTURE

We have had operating losses since we were formed. We expect to incur significant operating losses and negative cash flows for at least the next several years. We may never achieve profitability. If we fail to achieve profitability or sustain or increase profitability if we achieve it, our financial condition would be materially harmed. As of March 31, 2000, we had an accumulated deficit of $98.5 million. Successfully achieving our growth and profitability plan depends on, among other things, our ability to significantly increase our revenues and meet the other challenges set forth in the following risk factors.

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

Our operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter as a result of several factors, many of which are outside our control, and any of which could materially harm our business. These factors include:

      o fluctuations in the demand for internet advertising or electronic commerce

      o     changes in the level of traffic on our network

      o fluctuations in marketing expenses and technology infrastructure costs

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

We derive substantially all of our revenues from the sale of advertisements on our network. If we fail to sell or deliver advertising, our revenues will be significantly reduced. Market acceptance of Internet-based advertising is uncertain and depends largely on advertisers' determinations that the Internet is an effective medium for advertising. Most of our customers have limited experience with the Internet as an advertising medium. Our ability to generate significant advertising revenues depends upon several other factors, including:

      o the development of a large, demographically attractive base of users on our network

      o our ability to continue to develop and update effective advertising delivery and measurement systems

      o our ability to maintain and increase our advertising rates given the growing number of outlets for advertisers on the Internet

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

THE HEARST CORPORATION CONTROLS ACTIONS REQUIRING BOARD AND STOCKHOLDER APPROVAL WHICH WEAKENS THE EFFECT OF OTHER STOCKHOLDERS' VOTES

Hearst representatives currently fill five of the ten seats on our board of directors. In addition, Hearst beneficially owns approximately 47% of our outstanding common stock. On April 11, 2000, Hearst publicly disclosed that it is considering acquiring up to one million additional shares of our common stock. Given Hearst's share ownership, Hearst is able to elect additional directors. Any action taken by our board requires the approval of at least six directors. As a result, at least one Hearst representative must approve all actions taken by our board, which could significantly influence our corporate direction and policies, including any mergers, acquisitions, consolidations, strategic relationships or sales of assets. Hearst's board representation and stock ownership may discourage or prevent transactions involving an actual or potential change of control, including transactions in which stockholders would otherwise receive a premium for their shares. In addition, the interests of Hearst, which owns or has significant investments in other businesses, including cable television networks, newspapers, magazines and electronic media, may from time to time be competitive with, or otherwise diverge from, our interests, particularly with respect to new business opportunities and future acquisitions.

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

We rely on Astronet to generate a significant portion of our page views and Astronet depends on America Online for traffic. In March 2000, approximately 27% of our page views were generated by Astronet and, during the same period, approximately 60% of Astronet's traffic was generated by America Online. If the popularity of our Astronet site declines, or if America Online stops carrying our Astronet site, our number of visitors and page views would decrease significantly and our business could be materially harmed.

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

WE MUST ESTABLISH AND MAINTAIN ONLINE DISTRIBUTION CHANNELS TO GENERATE TRAFFIC TO OUR NETWORK IN ORDER TO BE SUCCESSFUL

We depend on establishing and maintaining online distribution relationships with high-traffic Internet sites and leading Internet portals to ensure the visibility of our network and to generate additional traffic. Our business could be materially harmed if we do not establish and maintain additional relationships on commercially reasonable terms or if any of our relationships do not result in increased network traffic and visibility. In March 2000, a substantial portion of our network's traffic was generated by our distribution relationships and, in particular, America Online. All of our distribution relationships are based on short-term agreements. There is intense competition for online distribution relationships among Internet sites. We may not be able to enter into new or renewed relationships on commercially reasonable terms or at all. In addition, our existing online distribution relationships or any relationships that we enter into in the future may not generate enough additional traffic to our network or create sufficient brand visibility to justify the costs we incur for such relationships.

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

IF USE OF THE INTERNET DOES NOT CONTINUE TO GROW, OUR BUSINESS WILL BE MATERIALLY HARMED

Our market is new and rapidly evolving. Our business would be significantly harmed if Internet usage does not continue to grow. Internet usage may not grow for a number of reasons such as:

      o     security concerns

      o     inconsistent quality of service

      o     inadequate network infrastructure

      o consumers returning to traditional or alternative sources for information, shopping and services

      o     lack of cost-effective, high-speed connectivity

      o     the failure of the Internet as a viable commercial marketplace

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

TRADING IN OUR SHARES COULD BE SUBJECT TO EXTREME PRICE FLUCTUATIONS AND YOU COULD HAVE DIFFICULTY TRADING YOUR SHARES

Our stock price may fluctuate dramatically due to a number of factors such as:

      o     actual or anticipated quarterly variations in our operating results

      o changes in market expectations of our future financial performance or changes in the estimates of securities analysts

      o     a limited public float due to Hearst's share ownership

      o     announcements by our competitors

      o conditions affecting the market for Internet stocks or the stock market in general

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Women.com maintains its cash equivalents in an institutional money market fund. As of March 31, 2000 all of Women.com's cash equivalent investments will mature in one year or less. Women.com did not hold derivative financial instruments as of March 31, 2000 and has never held any such instruments. Currently all sales and expenses are denominated in U.S. dollars and as a result no foreign exchange gains or losses have been experienced to date. Women.com Networks does not expect any transactions in foreign currencies during 2000 nor has it engaged in foreign currency hedging to date.

Part II. Other information

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

     (a) On February 14, 2000, Women.com issued 715,213 shares of common stock to the shareholders of EZSharing.com, Inc. for the acquisition of 100% of the capital stock of EZSharing.com, Inc. The issuance of the shares of common stock to the shareholders of EZSharing.com, Inc. was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, as the issuance did not involve a public offering.

     (b) Women.com's Registration Statement on Form S-1 (No. 333-78363) was declared effective, and the offering commenced on October 14, 1999. All securities were sold and the offering has terminated. The managing underwriters were Morgan Stanley Dean Witter, Deutsche Banc Alex Brown and Salomon Smith Barney. The class of securities registered was common stock. An aggregate of 4,312,500 shares of common stock was registered and sold for the account of Women.com and the aggregate offering price was $43,125,000. Estimated expenses for the offering were $1,500,000. Aggregate underwriting discounts and commissions were $3,018,750.

     Net proceeds to Women.com were $38,606,250. Through March 31, 2000 the Company used $21.4 million of the net proceeds of the offering for the following purposes: $9.2 million for the acquisition of World Gaming Corporation, $4.0 million for an investment in Medical Self Care, Inc., $2.0 million for the acquisition of EZSharing.com, Inc., and $6.2 million for purchases of property and equipment. The use of proceeds from the offering did not represent a material change in the use of the proceeds described in the registration statement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

   (a) See Exhibit Index on page 21.

   (b) No reports on Form 8-K were filed during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000                               Women.com Networks, Inc.

                                                 By: /s/ MICHAEL PERRY
                                                     -----------------
                                                 Title: Chief Financial Officer
                                                 Duly authorized officer and
                                                 Principal financial officer

                                  EXHIBIT INDEX

     EXHIBIT                       DESCRIPTION
     -------                       -----------
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

     EXHIBIT                       DESCRIPTION
     -------                       -----------
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

------------

 * Incorporated by reference to the exhibit to the Registration Statement on Form S-1 (No. 333-78363).

** Incorporated by reference to the exhibit to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1999.

 + Confidential treatment has been granted by the SEC on portions of this Exhibit.