Form 10-Q
period 2000-06-30
WOMEN COM NETWORKS INC
filed 2000-08-14
CIK 1084609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of July 31, 2000 was 46,792,210.

                            WOMEN.COM NETWORKS, INC.
                                    FORM 10-Q
                                  JUNE 30, 2000

                                      INDEX

                                                                                PAGE
                                                                                ----
Part I.  Financial Information
     Item 1. Financial Statements
             (a) Consolidated Balance Sheets
                 As of  June 30, 2000 and December 31, 1999                        3
             (b) Consolidated Statements of Operations
                 For the Three Months Ended June 30, 2000 and June 30, 1999        4
                 and for the Six Months Ended June 30, 2000 and June 30,1999
             (c) Consolidated Statements of Cash Flow
                 For the Six Months Ended June 30, 2000 and June  30, 1999         5
             (d) Notes to Consolidated Financial Statements                        6
      Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                8
      Item 3. Quantitative and Qualitative Disclosures About Market Risk          19
Part II. Other Information
      Item 1. Legal Proceedings                                                   20
      Item 2. Changes in Securities and Use of Proceeds                           20
      Item 3. Defaults Upon Senior Securities                                     20
      Item 4. Submission of Matters to a Vote of Security Holders                 20
      Item 5. Other Information                                                   20
      Item 6. Exhibits and Reports on Form 8-K                                    20
Signature                                                                         21

Part I. Financial Information
Item 1. Financial Statements

WOMEN.COM NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

                                                              JUNE 30,      DECEMBER 31,
                                                               2000             1999
                                                            -----------     ------------
                                                            (UNAUDITED)
Assets
Current assets:
 Cash and cash equivalents ............................      $  53,937       $  87,242
 Accounts receivable, less allowance for doubtful
  accounts of $585 and $353, respectively .............         14,253          15,131
 Accounts receivable, related party ...................            566           1,197
 Prepaid and other current assets .....................          6,021           4,082
                                                             ---------       ---------
Total current assets ..................................         74,777         107,652
Property and equipment, net ...........................         15,262           9,069
Intangible assets, net ................................         50,842          53,651
Investment ............................................          4,000              --
Restricted cash .......................................          1,483           1,447
Other assets ..........................................            135             720
                                                             ---------       ---------
Total assets ..........................................      $ 146,499       $ 172,539
                                                             =========       =========
Liabilities and stockholders' equity:
Current liabilities:
 Accounts payable .....................................      $   3,470       $   6,239
 Accounts payable, related party ......................            252             253
 Accrued liabilities ..................................          2,906             578
 Accrued compensation and related benefits ............          1,961           2,187
 Deferred revenue .....................................          1,577           5,208
                                                             ---------       ---------
Total current liabilities .............................         10,166          14,465
                                                             =========       =========
Stockholders' equity:
 Preferred stock, $.001 par value:
  Authorized 5,000 shares at June 30, 2000.............
  Issued or outstanding; none at June 30, 2000 and
   December 31, 1999...................................             --              --
 Common stock, $.001 par value
  Authorized 195,000 shares at June 30, 2000...........
  Issued or outstanding; 46,775 shares at June 30,
  2000 and 45,704 shares at December 31, 1999 .........             47              45
 Additional paid in capital ...........................        252,900         244,154
 Notes receivable from stockholders ...................            (44)            (44)
 Unearned compensation ................................         (1,455)         (3,059)
 Accumulated deficit ..................................       (115,115)        (83,022)
                                                             ---------       ---------
Total stockholders' equity ............................        136,333         158,074
                                                             ---------       ---------
 Total liabilities and stockholders' equity ...........      $ 146,499       $ 172,539
                                                             =========       =========


              The accompanying notes are an integral part of these
                        consolidated financial statements

WOMEN.COM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30                       JUNE 30
                                                    2000           1999           2000           1999
                                                  --------       --------       --------       --------
Revenues ...................................      $ 11,430       $  5,181       $ 25,053       $  8,512
Revenues, related party ....................           845            837          1,587            919
                                                  --------       --------       --------       --------
Total revenues .............................        12,275          6,018         26,640          9,431
                                                  --------       --------       --------       --------
Costs and operating expenses
  Cost of revenues .........................         1,039            182          2,024            264
  Production, product and technology .......         8,516          4,914         17,448          8,680
  Sales and marketing ......................        10,946         10,731         22,234         17,299
  General and administrative ...............         2,248          1,576          4,857          3,544
  Stock-based compensation expense
    (cancellations), net ...................          (210)           928           (39)          1,540
  Amortization of acquired intangibles .....         7,326          5,276         14,299          8,947
                                                  --------       --------       --------       --------
    Total operating expenses ...............        29,865         23,607         60,823         40,274
                                                  --------       --------       --------       --------
Loss from operations .......................       (17,590)       (17,589)       (34,183)       (30,843)
Other income, net ..........................           969            304          2,090            480
Interest expense ...........................            --             (9)            --            (26)
                                                  --------       --------       --------       --------
Net loss ...................................       (16,621)       (17,294)       (32,093)       (30,389)
Dividend  accretion on mandatorily
  redeemable convertible preferred stock ...            --           (150)            --           (245)
                                                  --------       --------       --------       --------
Net loss attributable to common stockholders      $(16,621)      $(17,444)      $(32,093)      $(30,634)
                                                  ========       ========       ========       ========
Basic and diluted net loss per share
  attributable to common stockholders ......      $  (0.36)      $  (0.89)      $  (0.69)      $  (1.83)
                                                  ========       ========       ========       ========
Shares used in computing basic and diluted
  net loss per share .......................        46,682         19,666         46,406         16,760
                                                  ========       ========       ========       ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

WOMEN.COM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands) (Unaudited)

                                                                     SIX MONTHS ENDED
                                                                  JUNE 30,       JUNE 30,
                                                                    2000          1999
Cash flow from operating activities:
  Net loss ................................................      $(32,093)      $(30,389)
  Adjustments to reconcile net loss to net cash
    used in operating activities, net of the effects
    of acquisitions
      Depreciation and amortization of tangible assets ....         1,904            590
      Amortization of intangibles .........................        14,299          8,947
      Provision for doubtful accounts .....................           232            218
      Stock-based compensation expense (cancellations), net           (39)         1,540
      Issuance of restricted stock in exchange for services            --            231
      Decrease (increase) in accounts receivable ..........           646         (2,863)
      Decrease (increase) in  accounts
        receivable - related party ........................           631         (1,225)
      (Increase) in prepaids and other current assets .....        (1,939)            (6)
      Decrease in other assets ............................           549          2,093
      (Decrease) increase in accounts payable .............        (2,769)         3,442
      (Decrease) increase in accounts payable -
        related party .....................................            (1)           925
      Increase (decrease) in accrued liabilities ..........         3,107         (1,210)
      (Decrease) increase in deferred revenue .............        (3,631)           690
                                                                 --------       --------
        Net cash used in operating activities .............       (19,104)       (17,017)
                                                                 --------       --------
Cash flows from investing activities:
  Acquisition of property and equipment ...................        (8,097)        (1,219)
  Acquisition of Internethoroscope.com ....................            --           (237)
  Investment in Medical Self Care, Inc. ...................        (4,000)            --
  Acquisition of EZSharing.com, Inc. ......................        (2,000)            --
  Cash paid in conjunction with acquisition
    of World Gaming Corporation ...........................          (282)            --
  Cash received from HomeArts acquisition .................            --         13,916
                                                                 --------       --------
        Net cash (used in) provided by
          investing activities ............................       (14,379)        12,460
                                                                 --------       --------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock and warrants
     and convertible units net of issuance costs ..........            --         19,249
  Proceeds from exercise of common stock warrants .........            --              3
  Proceeds from exercise of stock options .................           178            248
  Principal payments under term loan ......................            --           (348)
  Principal payments under capital lease obligations ......            --            (15)
                                                                 --------       --------
        Net cash provided by financing activities .........           178         19,137
                                                                 --------       --------
Net (decrease) increase in cash and cash equivalents ......       (33,305)        14,580
Cash and cash equivalents at beginning of period ..........        87,242         12,235
                                                                 --------       --------
Cash and equivalents at end of period .....................      $ 53,937       $ 26,815
                                                                 ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Revenue and advertising  expense from barter
    transactions ..........................................      $     66       $    182
Supplement disclosure of noncash financing
  information:
  Accretion of preferred stock ............................      $     --       $    245
  Unearned compensation expense (cancellations)
      related to stock option grants ......................      $ (1,642)      $  4,381
Liabilities assumed in connection with acquisition
  of HomeArts:
      Fair value of assets acquired .......................                     $ 75,256
      Cash received .......................................                       13,916
      Common stock issued .................................                      (85,000)
                                                                                --------
      Liabilities assumed .................................                     $  4,172
                                                                                ========
Common stock issued in conjunction with acquisition
  of EZSharing.com, Inc. ..................................      $  9,208
Common stock issued in conjunction with ESPP ..............      $  1,005

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Women.com believes that the impact of SAB 101 will not have a material effect on its financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The application of certain of the provisions of FIN 44 prior to June 30, 2000 did not have a material impact on the financial statements. Management does not expect that the adoption of the remaining provisions will have a material affect on the financial statements.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30, 2000  JUNE 30, 1999  JUNE 30, 2000  JUNE 30, 1999
                                                        -------------  -------------  -------------  -------------
Numerator:
Net loss ...........................................      $(16,621)      $(17,294)      $(32,093)      $(30,389)
Accretion of mandatorily redeemable convertible
  preferred stock to redemption value ..............            --           (150)             --          (245)
                                                          --------       --------       --------       --------
Net loss attributable to common stockholders .......      $(16,621)      $(17,444)      $(32,093)      $(30,634)
                                                          ========       ========       ========       ========
Denominator:
  Shares used in computing basic
    and dilutive net loss per share ................        46,682         19,666         46,406         16,760
                                                          ========       ========       ========       ========
  Basic and diluted net loss per share
    attributable to common stockholders ............      $  (0.36)      $  (0.89)      $  (0.69)      $  (1.83)
                                                          ========       ========       ========       ========
Antidilutive securities including
 options, warrants, preferred stock and
 convertible units not included in net
 loss per share calculation ........................         8,591          6,574          8,591          6,574
                                                          ========       ========       ========       ========

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

Acquisition

On February 14, 2000, Women.com acquired EZSharing.com, Inc. for consideration of $2.0 million in cash and 715,213 shares of common stock. The common stock was valued at approximately $9.2 million dollars in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"). This acquisition has been accounted for using the purchase method of accounting. The total purchase price of $11.2 million has been allocated to the intangible asset acquired and is being amortized over its estimated useful economic life of 3 years.

The following unaudited pro forma financial information reflects the results of operations for the six months ended June 30, 2000 and 1999 as if the acquisition of EZSharing.com, Inc. had occurred on January 1, 2000 and 1999, respectively, and after giving effect to purchase accounting adjustments. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2000 or 1999, and may not be indicative of future operating results (in thousands, except per share amounts):

                                                       SIX MONTHS      SIX MONTHS
                                                          ENDED           ENDED
                                                      JUNE 30, 2000  JUNE 30, 1999
                                                      -------------  -------------
Net revenues .....................................      $ 26,640       $  9,431
Loss from operations .............................       (34,650)       (32,715)
Net loss attributable to common stockholders .....       (32,560)       (32,506)
Basic and diluted net loss per share .............      $  (0.70)      $  (1.06)

On June 22, 2000, Women.com announced UK.women.com, a joint venture with National Magazine Company, a subsidiary of Hearst Corporation, in the United Kingdom. Women.com is contributing its Internet expertise to the joint venture. As of June 30, 2000, no contributions had been made to the joint venture by Women.com.

Subsequent events

During July, 2000, Women.com acquired various intangible assets of ParentTime.com LLC from Procter & Gamble Productions, Inc. for $3.875 million in cash. This acquisition has been accounted for using the purchase method of accounting. The total purchase price of $3.875 million has been allocated to the intangible assets acquired and is being amortized over its estimated useful life of 3 years.

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

Women.com has incurred significant net losses and negative cash flows from operations since its inception. As of June 30, 2000, Women.com had an accumulated deficit of $115.1 million. Women.com intends to continue to make significant financial investments in its business, including product, technology and infrastructure development as well as personnel. As a result, Women.com believes it will incur significant operating losses and negative cash flows from operations for at least the next several years.

Substantially all of Women.com's revenues to date have been generated from advertising and sponsorships. Advertising and sponsorship revenues represented 80% of total revenues for the three months ended June 30, 2000 and 76% for the three months ended June 30, 1999.

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

Advertising revenues have historically included barter revenues, which represent the exchange of advertising space on Women.com's network for reciprocal advertising space on third party Web sites as well as other advertising and promotional vehicles. Revenues from barter transactions are recorded at fair value, as determined by the company's own historical practice of receiving cash for similar advertising from buyers unrelated to the counterpart of the barter transaction. A period of six months prior to the date of the barter transaction is used to determine whether a historical practice of receiving cash exists. This treatment applies EITF 99-17 "Accounting for Advertising Barter Transactions" applicable to transactions after January 20, 2000. Revenues from barter transactions which occurred prior to January 20, 2000 are recorded as advertising revenues at the lower of estimated fair value of the advertisements received or delivered and are recognized upon publication of the advertisements on Women.com's network. Barter expenses are an equal and offsetting charge and are recorded at the lower of estimated fair value of the advertisements received or delivered and are recognized when Women.com's advertisements run on the reciprocal media property, which is typically in the same period in which the advertisements run on Women.com's network.

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

Results of Operations

Revenues

Total revenues were $12.3 million for the three months ended June 30, 2000, a 104% increase compared to the same period in 1999. The increase in revenues was primarily due to Women.com's higher advertising and sponsorship revenues during the three months ended June 30, 2000. Advertising and sponsorship revenues were $9.9 million for the three months ended June 30, 2000, a 114% increase over the corresponding period in 1999.

Barter revenue represented less than 1% of total revenues for the three months ended June 30, 2000 and the three months ended June 30, 1999.

Total revenues were $26.6 million for the six months ended June 30, 2000, a 182% increase over the same period in 1999. Advertising and sponsorship revenues were $21.0 million for the six months ended June 30, 2000, a 182% increase over the six months ended June 30, 1999.

Barter revenue represented 0.2% of total revenues for the six months ended June 30, 2000 and 2% of total revenues for the six months ended June 30, 1999.

Operating Expenses

The principal elements of Women.com's operating expenses consist of cost of revenues, production, product and technology expenses, sales and marketing expenses and administrative expenses.

Cost of revenues

Cost of revenues include payments for revenue sharing and gaming prizes. Cost of revenues increased to $1.0 million for the three months ended June 30, 2000 from $182,000 for the same period in 1999. This increase was primarily due to obligations to fulfill gaming prizes acquired by Women.com related to the acquisition of World Gaming Corporation in December 1999. Revenue sharing payments also increased during the three months ended June 30, 2000 due to increased traffic on the Hearst magazine sites and the launch of eharlequin.com in February 2000.

Cost of revenues increased to $2.0 million for the six months ended June 30, 2000 from $264,000 for the same period in 1999. This increase was primarily due to gaming prizes, increased traffic on the Hearst magazine sites and the launch of eharlequin.com in February 2000.

Production, product and technology expenses

Production, product and technology expenses consist primarily of personnel related costs for technical operations, editorial and design activities and content acquisition costs. Production, product and technology expenses increased to $8.5 million for the three months ended June 30, 2000 from $4.9 million in the same period in 1999. This increase was primarily due to increased expenses of approximately $2.0 million related to the hiring of additional personnel, as well as increased content acquisition costs and other production costs associated with growth in Women.com's business.

Production, product and technology expenses increased to $17.4 million for the six months ended June 30, 2000 from $8.7 million for the same period in 1999. This increase was primarily due to increased expenses of approximately $4.5 million related to the hiring of additional personnel, $1.2 million in increased content acquisition costs and other production costs associated with growth in Women.com's business.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel costs and advertising, distribution and public relations expenses. Sales and marketing expenses were $10.9 million for the three months ended June 30, 2000, an increase of 2% over the same period in the prior year. During the three months ended June 30, 1999 Women.com ran a television advertising campaign for a total cost of approximately $3.0 million. Although there were no such expenses for the three months ended June 30, 2000, other incremental costs were incurred. These cost increases include $847,000 in distribution, $839,000 in personnel costs, $631,000 in print advertising costs and other sales and marketing costs associated with growth in Women.com's business.

Sales and marketing expenses increased to $22.2 million for the six months ended June 30, 2000 compared from $17.3 million for the same period in 1999. This increase was primarily attributable to approximately $2.2 million in increased costs related to the hiring of additional personnel, $1.4 million in print advertising under the Hearst agreement and other sales and marketing costs associated with growth in Women.com's business.

General and administrative expenses

General and administrative expenses consist primarily of personnel costs, occupancy costs, depreciation expenses and legal and accounting fees. General and administrative expenses were $2.2 million for the three months ended June 30, 2000, an increase of 43% over the same period in the prior year. The increase was primarily attributable to an increase in depreciation expense of approximately $680,000, and increased expenses of $390,000 related to the hiring of additional personnel.

General and administrative expenses increased to $4.9 million for the six months ended June 30, 2000 from $3.5 million for the same period in 1999. This increase was primarily attributable to a $1.0 million increase in rent.

Stock-based compensation

Stock-based compensation consists of charges related to the difference between employee stock option grant prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Women.com's stock-based compensation was a credit of $210,000 for the three months ended June 30, 2000 compared with a charge of $928,000 for the same period in 1999. This decrease was due to the reversal of amortized stock based compensation expense in relation to cancellations of unvested stock options previously granted.

Stock-based compensation was a credit of $39,000 for the six months ended June 30, 2000 compared with a charge of $1.5 million for the same period during 1999. This decrease was due to the reversal of amortized stock based compensation expense in relation to cancellations of unvested stock options previously granted.

Amortization of acquired intangibles

Amortization of acquired intangibles consists of the amortization of goodwill and intangible assets acquired. Women.com reported $7.3 million in amortization of acquired intangibles for the three months ended June 30, 2000 compared to $5.3 million for the same period in 1999. The amortization expense for the three months ended June 30, 2000 includes goodwill amortization related to the acquisitions of World Gaming Corporation in December 1999 and EZSharing.com, Inc. in February 2000.

Amortization of acquired intangibles increased to $14.3 million for the six months ended June 30, 2000 compared to $8.9 million for the same period during 1999. This increase is attributable to goodwill amortization related to the acquisitions of World Gaming Corporation in December 1999 and EZSharing.com, Inc. in February 2000 as well as including six months amortization in relation to the HomeArts acquisition which occurred in January 1999.

Other income

Other income consists of interest income and other miscellaneous income. Other income was $969,000 for the three months ended June 30, 2000 compared with $304,000 for the same period in 1999. The increase is primarily due to higher cash balances as a result of both private and public sales of equity securities.

Other income increased to $2.1 million for the six months ended June 30, 2000 compared to $480,000 for the same period during 1999. The increase is primarily due to higher cash balances as a result of both private and public sales of equity securities.

Income taxes

No provision for federal and state income taxes has been recorded as Women.com incurred net losses through June 30, 2000. Women.com has taken a valuation allowance on the full amount of the net operating loss carryforwards since it is likely the benefit will not be realized in the future.

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

Net cash used in operating activities increased to $19.1 million for the six months ended June 30, 2000 from $17.0 million for the six months ended June 30, 1999. This increase was primarily due to a decrease in deferred revenue during the six months ended June 30, 2000.

Net cash used in investing activities increased to $14.4 million for the six months ended June 30, 2000 compared to net cash generated from investing activities for the same period during 1999 of $12.5 million. The increased investing spending was attributable to increased purchases of property and equipment, an investment in Medical Self Care, Inc., and the acquisition of EZSharing.com. Net cash provided by investing activities during the six months ended June 30, 1999 was primarily related to the combination with HomeArts and Astronet.

Net cash provided by financing activities decreased to $178,000 for the six months ended June 30, 2000 compared to $19.1 million for the six months ended June 30, 1999. During the six months ended June 30, 1999 Women.com received proceeds from the issuance of preferred stock, preferred stock warrants and convertible units net of issuance costs totaling $19.2 million.

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

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25". This Interpretation clarifies (a) the definition of employees for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The application of certain of the provisions of FIN 44 prior to June 30, 2000 did not have a material impact on the financial statements. Management does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND WE ANTICIPATE INCREASED LOSSES IN THE FUTURE

We have had operating losses since we were formed. We expect to incur significant operating losses and negative cash flows for at least the next several years. We may never achieve profitability. If we fail to achieve profitability or sustain or increase profitability if we achieve it, our financial condition would be materially harmed. As of June 30, 2000, we had an accumulated deficit of $115.1 million. Successfully achieving our growth and profitability plan depends on, among other things, our ability to significantly increase our revenues and meet the other challenges set forth in the following risk factors.

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

THE HEARST CORPORATION CONTROLS ACTIONS REQUIRING BOARD AND STOCKHOLDER APPROVAL WHICH WEAKENS THE EFFECT OF OTHER STOCKHOLDERS' VOTES

Hearst representatives currently fill 4 of the 8 seats on our board of directors. In addition, Hearst beneficially owns approximately 47% of our outstanding common stock. On June 30, 2000, Hearst publicly disclosed that it purchased 238,500 shares of our common stock in April and May of 2000, and that it is considering acquiring up to an additional 761,500 shares of our common stock. Given Hearst's share ownership, Hearst is able to elect additional directors. Any action taken by our board requires the approval of at least five directors. As a result, at least one Hearst representative must approve all actions taken by our board, which could significantly influence our corporate direction and policies, including any mergers, acquisitions, consolidations, strategic relationships or sales of assets. Hearst's board representation and stock ownership may discourage or prevent transactions involving an actual or potential change of control, including transactions in which stockholders would otherwise receive a premium for their shares. In addition, the interests of Hearst, which owns or has significant investments in other businesses, including cable television networks, newspapers, magazines and electronic media, may from time to time be competitive with, or otherwise diverge from, our interests, particularly with respect to new business opportunities and future acquisitions.

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

We rely on Astronet to generate a significant portion of our page views and Astronet depends on America Online for traffic. In June 2000, approximately 21% of our page views were generated by Astronet and, during the same period, approximately 48% of Astronet's traffic was generated by America Online. If the popularity of our Astronet site declines, or if America Online stops carrying our Astronet site, our number of visitors and page views would decrease significantly and our business could be materially harmed.

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

WE MUST ESTABLISH AND MAINTAIN ONLINE DISTRIBUTION CHANNELS TO GENERATE TRAFFIC TO OUR NETWORK IN ORDER TO BE SUCCESSFUL

We depend on establishing and maintaining online distribution relationships with high-traffic Internet sites and leading Internet portals to ensure the visibility of our network and to generate additional traffic. Our business could be materially harmed if we do not establish and maintain additional relationships on commercially reasonable terms or if any of our relationships do not result in increased network traffic and visibility. In June 2000, a substantial portion of our network's traffic was generated by our distribution relationships and, in particular, America Online. All of our distribution relationships are based on short-term agreements. There is intense competition for online distribution relationships among Internet sites. We may not be able to enter into new or renewed relationships on commercially reasonable terms or at all. In addition, our existing online distribution relationships or any relationships that we enter into in the future may not generate enough additional traffic to our network or create sufficient brand visibility to justify the costs we incur for such relationships.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Women.com maintains its cash equivalents in an institutional money market fund. As of June 30, 2000 all of Women.com's cash equivalent investments will mature in one year or less. Women.com did not hold derivative financial instruments as of June 30, 2000 and has never held any such instruments. Currently all sales and expenses are denominated in U.S. dollars and as a result no foreign exchange gains or losses have been experienced to date. As a result of the establishment of UK.Women.com in June 2000, Women.com Networks will be involved with foreign currency transactions during 2000. Women.com Networks has not engaged in foreign currency hedging to date.

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

     Net proceeds to Women.com were $38,606,250. Through June 30, 2000 the Company used $23.4 million of the net proceeds of the offering for the following purposes: $9.2 million for the acquisition of World Gaming Corporation, $4.0 million for an investment in Medical Self Care, Inc., $2.0 million for the acquisition of EZSharing.com, Inc., and $8.2 million for purchases of property and equipment. The use of proceeds from the offering did not represent a material change in the use of the proceeds described in the registration statement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on May 25, 2000 (the "Annual Meeting").

     The following matters were considered and voted upon at the Annual Meeting.

     The first matter related to the election of three director nominees, Cathleen Black, Mark Miller and Alfred Sikes as Directors to serve until the 2003 annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:

              Name                       For                Withheld
              ----                       ---                --------
          Cathleen Black              34,751,514              39,273
          Mark Miller                 34,751,381              39,406
          Alfred Sikes                34,751,604              39,183

     The second matter related to the approval of the Company's 1998 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 5,850,000 shares.

             For                       Against                Abstain
             ---                       -------                -------
          30,718,948                  1,052,453               65,008

     The third matter related to the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending December 31, 2000.

             For                       Against                Abstain
             ---                       -------                -------
          34,762,263                    16,038                 12,486

     Based on these voting results, each of the directors nominated was elected and both the second and third matters were approved.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a) See Exhibit Index on page 21.

     (b) No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000
                                            Women.com Networks, Inc.

                                            By: /s/ MARLEEN MCDANIEL
                                               ---------------------------------
                                            Title: Chief Executive Officer
                                            Duly authorized officer and
                                            Acting principal financial officer

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

    EXHIBIT                        DESCRIPTION
    -------                        -----------
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

----------

* Incorporated by reference to the exhibit to the Registration Statement on Form S-1 (No. 333-78363).

** Incorporated by reference to the exhibit to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1999.

+ Confidential treatment has been granted by the SEC on portions of this Exhibit.