Form 10-Q
period 2000-09-30
WOMEN COM NETWORKS INC
filed 2000-11-14
CIK 1084609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                         Commission File Number 0-26055


                            WOMEN.COM NETWORKS, INC.
             (Exact name or registrant as specified in its charter)

                DELAWARE                                 13-4059516
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

1820 GATEWAY DRIVE, SAN MATEO, CALIFORNIA                 94404-2471
 (Address of principal executive office)                  (Zip Code)

       Registrant's telephone number, including area code: (650) 378-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of October 31, 2000 was 46,971,257.

                            WOMEN.COM NETWORKS, INC.
                                    FORM 10-Q
                               September 30, 2000

                                      INDEX

                                                                                                                 PAGE
                                                                                                                 ----
Part I.  Financial Information
     Item 1. Financial Statements
             (a) Consolidated Balance Sheets As of  September 30, 2000 and December 31, 1999......................  3
             (b) Consolidated Statements of Operations For the Three Months Ended September 30, 2000
                 and September 30, 1999 and for the Nine Months Ended September 30, 2000 and September 30, 1999...  4
             (c) Consolidated Statements of Cash Flow For the Nine Months Ended September 30, 2000
                 and September  30, 1999..........................................................................  5
             (d) Notes to Consolidated Financial Statements.......................................................  6
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................  8
     Item 3. Quantitative and Qualitative Disclosures About Market Risk........................................... 19

Part II. Other Information
     Item 1. Legal Proceedings.................................................................................... 20
     Item 2. Changes in Securities and Use of Proceeds............................................................ 20
     Item 3. Defaults Upon Senior Securities...................................................................... 20
     Item 4. Submission of Matters to a Vote of Security Holders.................................................. 20
     Item 5. Other Information.................................................................................... 20
     Item 6. Exhibits and Reports on Form 8-K..................................................................... 21

Signature......................................................................................................... 22

Part I. Financial Information
Item 1. Financial Statements

WOMEN.COM NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2000            1999
                                                                    -------------   ------------
                                                                     (UNAUDITED)
Assets
Current assets:
 Cash and cash equivalents .....................................      $  42,290       $  87,242
 Accounts receivable, less allowance for doubtful accounts
    Of $1,874 and $353, respectively ...........................          7,881          15,131
 Accounts receivable, related party ............................          1,508           1,197
 Prepaid and other current assets ..............................          4,578           4,082
                                                                      ---------       ---------
Total current assets ...........................................         56,257         107,652
Property and equipment, net ....................................         14,873           9,069
Intangible assets, net .........................................         47,019          53,651
Other assets ...................................................          1,816           2,167
                                                                      ---------       ---------
Total assets ...................................................      $ 119,965       $ 172,539
                                                                      =========       =========
Liabilities and stockholders' equity:
Current liabilities:
 Accounts payable ..............................................      $   4,782       $   6,492
 Other current liabilities .....................................          5,602           2,765
 Deferred revenue ..............................................          2,878           5,208
                                                                      ---------       ---------
Total current liabilities ......................................         13,262          14,465
                                                                      =========       =========
Stockholders' equity:
 Common stock, $.001 par value: authorized 195,000
    shares at September 30, 2000 ...............................
  Issued or outstanding; 46,916 shares at September 30, 2000 and
    45,704 shares at December 31, 1999 .........................             47              45
 Additional paid-in capital ....................................        252,725         244,154
 Notes receivable from stockholders ............................            (44)            (44)
 Unearned compensation .........................................         (1,008)         (3,059)
 Accumulated deficit ...........................................       (145,017)        (83,022)
                                                                      ---------       ---------
Total stockholders' equity .....................................        106,703         158,074
                                                                      ---------       ---------
Total liabilities and stockholders' equity .....................      $ 119,965       $ 172,539
                                                                      =========       =========

               The accompanying notes are an integral part of these
                        consolidated financial statements

WOMEN.COM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30                   SEPTEMBER 30
                                                  -----------------------       -----------------------
                                                    2000           1999           2000           1999
                                                  --------       --------       --------       --------
Revenues ...................................      $  7,918       $  6,440       $ 32,971       $ 14,952
Revenues, related party ....................           927            796          2,514          1,715
                                                  --------       --------       --------       --------
Total revenues .............................         8,845          7,236         35,485         16,667
                                                  --------       --------       --------       --------
Costs and operating expenses
  Cost of revenues .........................         1,259            270          3,283            534
  Production, product and technology .......         9,549          6,077         26,997         14,757
  Sales and marketing ......................        12,578          9,323         34,812         26,622
  General and administrative ...............         4,762          2,236          9,619          5,780
  Stock-based compensation (cancellations)
    expense, net ...........................           (66)           852           (105)         2,392
  Amortization of acquired intangibles .....         7,680          5,870         21,979         14,817
                                                  --------       --------       --------       --------
    Total operating expenses ...............        35,762         24,628         96,585         64,902
                                                  --------       --------       --------       --------
Loss from operations .......................       (26,917)       (17,392)       (61,100)       (48,235)
Loss on investment .........................        (3,800)            --         (3,800)            --
Other income, net ..........................           815            358          2,906            838
Interest expense ...........................            --            (17)            --            (43)
                                                  --------       --------       --------       --------
Net loss ...................................       (29,902)       (17,051)       (61,994)       (47,440)
Dividend accretion on mandatorily
  redeemable convertible preferred stock ...            --            (50)            --           (295)
                                                  --------       --------       --------       --------
Net loss attributable to common stockholders      $(29,902)      $(17,101)      $(61,994)      $(47,735)
                                                  ========       ========       ========       ========
Basic and diluted net loss per share
  attributable to common stockholders ......      $  (0.64)      $  (0.56)      $  (1.33)      $  (2.23)
                                                  ========       ========       ========       ========
Shares used in computing basic and diluted
  net loss per share .......................        46,831         30,453         46,549         21,365
                                                  ========       ========       ========       ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

WOMEN.COM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands) (Unaudited)

                                                                                    NINE MONTHS ENDED
                                                                              ----------------------------
                                                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                                                  2000           1999
                                                                              -------------  -------------
Cash flow from operating activities:
  Net loss ...............................................................      $(61,994)      $(47,440)
  Adjustments to reconcile net loss to net cash used in operating activities, net of the effects of acquisitions
      Depreciation and amortization of tangible assets ...................         3,278          1,050
      Amortization of intangibles ........................................        21,979         14,817
      Provision for doubtful accounts ....................................         1,521            361
      Stock-based compensation (cancellations) expense , net .............          (105)         2,392
      Loss on investment .................................................         3,800             --
      Issuance of restricted stock in exchange for services ..............            --            231
      Increase in accounts receivable ....................................         5,729         (2,869)
      Increase in accounts receivable - related party ....................          (311)        (1,111)
      Increase in prepaids and other current assets ......................          (496)        (2,414)
      Decrease in other assets ...........................................           551          2,867
      (Decrease) increase in accounts payable ............................        (1,710)         3,146
      Increase in other current liabilities ..............................         3,842            411
      (Decrease) increase in deferred revenue ............................        (2,330)           744
                                                                                --------       --------
        Net cash used in operating activities ............................       (26,246)       (27,815)
                                                                                --------       --------
Cash flows from investing activities:
  Acquisition of property and equipment ..................................        (9,083)        (3,339)
  Acquisition of Internethoroscope.com ...................................            --           (237)
  Investment in Medical Self Care, Inc. ..................................        (4,000)            --
  Acquisition of EZSharing.com, Inc. .....................................        (2,000)            --
  Cash paid in conjunction with acquisition of World Gaming
     Corporation .........................................................          (282)            --
  Acquisition of ParentTime.com LLC ......................................        (3,857)            --
  Cash received from HomeArts acquisition ................................            --         12,907
                                                                                --------       --------
        Net cash (used in) provided by investing activities ..............       (19,222)         9,331
                                                                                --------       --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, preferred stock and
     warrants and convertible units net of issuance costs ................            --         46,749
  Proceeds from exercise of common stock warrants ........................            --              3
  Proceeds from exercise of stock options ................................           516            364
  Principal payments under term loan .....................................            --           (348)
  Principal payments under capital lease obligations .....................            --            (15)
                                                                                --------       --------
        Net cash provided by financing activities ........................           516         46,753
                                                                                --------       --------
Net (decrease) increase in cash and cash equivalents .....................       (44,952)        28,269
Cash and cash equivalents at beginning of period .........................        87,242         12,235
                                                                                --------       --------
Cash and equivalents at end of period ....................................      $ 42,290       $ 40,504
                                                                                ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Revenue and advertising  expense from barter transactions ..............      $     66       $    220
Supplemental disclosure of noncash financing information:
  Accretion of preferred stock ...........................................      $     --       $    295
  Unearned compensation (cancellations) expense related to
    stock option grants ..................................................      $ (2,157)      $  4,634
Liabilities assumed in connection with acquisition of HomeArts:
      Fair value of assets acquired ......................................                     $ 76,265
      Cash received ......................................................                       12,907
      Common stock issued ................................................                      (85,000)
                                                                                               --------
      Liabilities assumed ................................................                     $  4,172
                                                                                               ========
Common stock issued in conjunction with acquisition of EZSharing.com, Inc.      $  9,208
Common stock issued in conjunction with ESPP .............................      $  1,005

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

Women.com has incurred operating losses since inception and has an accumulated deficit. The Company expects operating losses to continue during 2001 as the network expands and investment in infrastructure continues. As a result, the Company will need to seek additional sources of capital. There can be no assurance that Women.com will be able to obtain such funding, if necessary, on acceptable terms or at all.

Failure to raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated.

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. Women.com believes that the impact of SFAS No. 133 will not have any significant impact since Women.com does not currently have any derivative instruments nor plans to acquire derivative instruments in the future.

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

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was adopted by the company July 1, 2000, subject to certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 has not had a material affect on the financial statements.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           -----------------------------     -----------------------------
                                                           SEPT 30, 2000   SEPT 30, 1999     SEPT 30, 2000   SEPT 30, 1999
                                                           -------------   -------------     -------------   -------------
Numerator:
Net loss.............................................        $ (29,902)      $ (17,051)        $ (61,994)      $ (47,440)
Accretion of mandatorily redeemable convertible
  preferred stock to redemption value................               --             (50)               --            (295)
                                                             ---------       ---------         ---------       ---------
Net loss attributable to common stockholders.........        $ (29,902)      $ (17,101)        $ (61,994)      $ (47,735)
                                                             =========       =========         =========       =========
Denominator:
  Shares used in computing basic
    and dilutive net loss per share..................           46,831          30,453            46,549          21,365
                                                             =========       =========         =========       =========
  Basic and diluted net loss per share
    attributable to common stockholders..............        $   (0.64)      $   (0.56)        $   (1.33)      $   (2.23)
                                                             =========       =========         =========       =========
Antidilutive securities including options, warrants,
 preferred stock and convertible units not included
 in net loss per share calculation...................            9,207          6,804              9,207          6,804
                                                             =========       =========         =========       =========

Comprehensive income

To date, Women.com has not had any transactions that are required to be reported as comprehensive income, in accordance with the provisions of SFAS No. 130 "Reporting Comprehensive Income".

Investment

Women.com acquired 1,142,857 shares of Series H preferred stock of Medical Self Care, Inc. for approximately $4.0 million in cash on February 2, 2000. This investment has been accounted for using the cost method of accounting. Management believes this asset has been impaired and the financial statements reflect a $3.8 million loss on investment for the three and nine months ended September 30, 2000.

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

The following unaudited pro forma financial information reflects the results of operations for the nine months ended September 30, 2000 and 1999 as if the acquisition of EZSharing.com, Inc. had occurred on January 1, 2000 and 1999, respectively, and after giving effect to purchase accounting adjustments. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2000 or 1999, and may not be indicative of future operating results (in thousands, except per share amounts):

                                                                        NINE MONTHS      NINE MONTHS
                                                                           ENDED            ENDED
                                                                       SEPT 30, 2000    SEPT 30, 1999
                                                                       -------------    -------------
     Net revenues..................................................      $   35,485      $   16,667
     Loss from operations..........................................         (61,567)        (51,043)
     Net loss attributable to common stockholders..................         (62,462)        (50,543)
     Basic and diluted net loss per share..........................      $    (1.34)     $    (2.29)

On June 22, 2000, Women.com announced UK.women.com, a joint venture with National Magazine Company, a subsidiary of Hearst Corporation, in the United Kingdom. Women.com is contributing its Internet expertise to the joint venture. As of September 30, 2000, no contributions had been made to the joint venture by Women.com.

During June and July 2000, Women.com acquired certain of the assets of ParentTime LLC from Proctor & Gamble Productions Inc., and simultaneously entered into a $15 million web advertising agreement with Proctor & Gamble.

Women.com paid Proctor & Gamble $3.857 million in cash for the assets, which included the ParentTime.com trademark, web site and various software tools, as well as the rights to certain advertising contracts. Under the terms of the web advertising agreement, Women.com will develop certain unique marketing programs for Proctor & Gamble over three years.

The acquisition will be accounted for using the purchase method of accounting and the Company is in the process of allocating the amount paid to the tangible and intangible assets acquired.

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

Women.com has incurred significant net losses and negative cash flows from operations since its inception. As of September 30, 2000, Women.com had an accumulated deficit of $145 million. Women.com believes it will incur significant operating losses and negative cash flows from operations for at least the next several years.

Substantially all of Women.com's revenues to date have been generated from advertising and sponsorships. Advertising and sponsorship revenues represented 71% of total revenues for the three months ended September 30, 2000 and 79% for the three months ended September 30, 1999.

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

Results of Operations

Revenues

Total revenues were $8.8 million for the three months ended September 30, 2000, a 122% increase compared to the same period in 1999. The increase in revenues was primarily due to higher production revenues during the three months ended September 30, 2000. Production revenues were $1.8 million for the three months ended September 30, 2000, a 73% increase over the corresponding period in 1999. Advertising and sponsorship revenues also increased by 8% over the same three month period in 1999.


There was no barter revenue for the three months ended September 30, 2000. Barter revenue represented less than 1% of total revenues for the three months ended September 30, 1999.

Total revenues were $35.5 million for the nine months ended September 30, 2000, a 113% increase over the same period in 1999. Advertising and sponsorship revenues were $29.0 million for the nine months ended September 30, 2000, a 223% increase over the nine months ended September 30, 1999. Production revenues for the nine months ending September 30, 2000 increased 152% over the same period in 1999.


Barter revenue represented 0.2% of total revenues for the nine months ended September 30, 2000 and 1.3% of total revenues for the nine months ended September 30, 1999.

Operating Expenses

The principal elements of Women.com's operating expenses consist of cost of revenues, production, product and technology expenses, sales and marketing expenses and general and administrative expenses.

Cost of revenues

Cost of revenues include payments for revenue sharing and gaming prizes. Cost of revenues increased to $1.3 million for the three months ended September 30, 2000 from $0.3 million for the same period in 1999. $0.4 million of this increase was due to obligations to fulfill gaming prizes as a result of the acquisition of World Gaming Corporation in December 1999. Revenue sharing payments also increased during the three months ended September 30, 2000 due to increased traffic on the Hearst magazine sites.

Cost of revenues increased to $3.3 million for the nine months ended September 30, 2000 from $534,000 for the same period in 1999. $1.2 million of this increase was due to gaming prizes, and the remainder due to increased traffic on the Hearst magazine sites and the launch of eharlequin.com in February 2000.

Production, product and technology expenses

Production, product and technology expenses consist primarily of personnel related costs for technical operations, editorial and design activities and content acquisition costs. Production, product and technology expenses increased to $9.5 million for the three months ended September 30, 2000 from $6.1 million in the same period in 1999. This increase was primarily due to increased expenses of approximately $1.5 million related to the hiring of additional personnel, as well as increased content acquisition costs and other production costs associated with growth in Women.com's business.

Production, product and technology expenses increased to $27.0 million for the nine months ended September 30, 2000 from $14.8 million for the same period in 1999. This increase was primarily due to increased expenses of approximately $6.0 million related to the hiring of additional personnel, $1.5 million in increased content acquisition costs and other production costs associated with the growth in Women.com's business.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel costs and advertising, distribution and public relations expenses. Sales and marketing expenses were $12.6 million for the three months ended September 30, 2000, an increase of 35% over the same period in the prior year. This increase was primarily due to increased expenses of approximately $2.4 million related to distribution and affiliate programs.

Sales and marketing expenses increased to $34.8 million for the nine months ended September 30, 2000 compared to $26.6 million for the same period in 1999. This increase was primarily attributable to approximately $2.7 million in increased costs related to the hiring of additional personnel and $4.2 million in distribution and affiliate programs.

General and administrative expenses

General and administrative expenses consist primarily of personnel costs, occupancy costs, depreciation expenses, bad debt allowance and legal and accounting fees. General and administrative expenses were $4.8 million for the three months ended September 30, 2000, an increase of 113% over the same period in the prior year. This increase was primarily attributable to a $2.2 million increase in bad debt charge.

General and administrative expenses increased to $9.6 million for the nine months ended September 30, 2000 from $5.8 million for the same period in 1999. This increase was primarily attributable to a $2.2 million increase in bad debt charge and a $1.5 million increase in rent related to additional headcount.

Stock-based compensation

Stock-based compensation consists of charges related to the difference between employee stock option grant prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Women.com's stock-based compensation was a credit of $66,000 for the three months ended September 30, 2000 compared with a charge of $852,000 for the same period in 1999. This decrease was due to the reversal of amortized stock-based compensation expense in relation to cancellations of unvested stock options previously granted.

Stock-based compensation was a credit of $105,000 for the nine months ended September 30, 2000 compared with a charge of $2.4 million for the same period during 1999. This decrease was due to the reversal of amortized stock-based compensation expense in relation to cancellations of unvested stock options previously granted.

Amortization of acquired intangibles

Amortization of acquired intangibles consists of the amortization of goodwill and intangible assets acquired. Women.com reported $7.7 million in amortization of acquired intangibles for the three months ended September 30, 2000 compared to $5.9 million for the same period in 1999. The amortization expense for the three months ended September 30, 2000 includes goodwill amortization related to the acquisitions of World Gaming Corporation in December 1999, EZSharing.com, Inc. in February 2000 and various intangible assets of ParentTime LLC in June and July 2000.

Amortization of acquired intangibles increased to $22.0 million for the nine months ended September 30, 2000 compared to $14.8 million for the same period during 1999. This increase is attributable to goodwill amortization related to the acquisitions of World Gaming Corporation in December 1999, EZSharing.com, Inc. in February 2000 and various intangible assets of ParentTime LLC in July 2000.

Other income

Other income consists of interest income and other miscellaneous income. Other income was $815,000 for the three months ended September 30, 2000 compared with $358,000 for the same period in 1999. The increase is primarily due to higher cash balances as a result of both private and public sales of equity securities.

Other income increased to $2.9 million for the nine months ended September 30, 2000 compared to $838,000 for the same period during 1999. The increase is primarily due to higher cash balances as a result of both private and public sales of equity securities.

Income taxes

No provision for federal and state income taxes has been recorded as Women.com incurred net losses through September 30, 2000. Women.com has taken a valuation allowance on the full amount of the net operating loss carryforwards since it is likely the benefit will not be realized in the future.

Women.com elected to be taxed as a partnership for the period beginning on January 29, 1999, the date of formation of Women.com Networks LLC and ending on the date of the merger of Women.com Networks and HomeArts in August 1999. Federal and state tax effects of Women.com losses during this period were recorded by the members of the LLC on their respective income tax returns.

Financial operations

Accounts receivable, net of the allowance for doubtful accounts decreased by 42% to $9.4 million as of September 30, 2000. This decrease is attributable to the company's focus on collections during 2000 as well as a significantly larger allowance for doubtful accounts as of September 30, 2000.

Net property and equipment increased by $5.8 million for the nine months ended September 30, 2000. This increase is attributable to the company's significant investments in technology infrastructure as well as leasehold improvements related to new office space in New York.

Current liabilities decreased by 8% to $13.3 million as of September 30, 2000. The decrease is attributable to a decrease in deferred revenues related to advance billings.

Liquidity and capital resources

Until its initial public offering in October 1999, which raised net proceeds of approximately $38.6 million including the exercise of the underwriter's over-allotment option, Women.com financed its operations primarily through the private placement of its convertible preferred stock.

We believe that our existing cash and cash equivalents may not be sufficient to meet our operating and capital requirements at our currently anticipated level of operations beyond the end of the second quarter of 2001. While we may take appropriate actions to change our proposed operations in order to stretch our current cash positions beyond the end of the second quarter of 2001, additional capital will be necessary in order to fund our operations at currently anticipated levels beyond the second quarter of 2001. There can be no assurance that we will be able to obtain additional funds, on acceptable terms or at all. If we cannot raise additional capital on acceptable terms, we will not be able to continue our present level of operations and will have to scale back our business and may not be able to further take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations.

We expect our operating losses to continue as we expand our network and we will continue to invest in our infrastructure by making capital expenditures. As a result, we expect to record losses during 2001.

We may attempt to finance our future capital needs through some combination of commercial bank borrowings, leasing, vendor financing and the sale of additional equity or debt securities. Our capital requirements will vary based upon the timing and success of implementation of our business plan and as a result of competitive and technological developments, or if:

- demand for our services or our cash flow from operations varies from projections;

-    our development plans or projections change or prove to be inaccurate;

-    we make any acquisitions; or

- we accelerate deployment of our network or otherwise alter the schedule or targets of our business plan implementation.

Net cash used in operating activities decreased to $26.2 million for the nine months ended September 30, 2000 from $27.8 million for the nine months ended September 30, 1999. This decrease was primarily due to increased amortization of intangibles during the nine months ended September 30, 2000 and to the impairment of Women.com's investment in Medical Selfcare Inc. of $3.8 million.

Net cash used in investing activities increased to $19.2 million for the nine months ended September 30, 2000 compared to net cash generated from investing activities for the same period during 1999 of $9.3 million. The increased investing spending was attributable to increased purchases of property and equipment, an investment in Medical Self Care, Inc., the acquisition of EZSharing.com and the acquisition of various intangible assets of ParentTime LLC. Net cash provided by investing activities during the nine months ended September 30, 1999 was primarily related to the combination with HomeArts and Astronet.

Net cash provided by financing activities decreased to $516,000 for the nine months ended September 30, 2000 compared to $46.8 million for the nine months ended September 30, 1999. During the nine months ended September 30, 1999 Women.com received proceeds from the issuance of common stock, preferred stock, preferred stock warrants and convertible units net of issuance costs totaling $46.7 million.

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. Women.com believes that the impact of SFAS No. 133 will not have a significant impact since Women.com does not currently have any derivative instruments nor plans to acquire derivative instruments in the future.

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

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25". This Interpretation clarifies (a) the definition of employees for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was adopted by the company July 1, 2000, subject to certain conclusions in this Interpretation cover which specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 has not had a material effect on the financial statements.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND WE ANTICIPATE INCREASED LOSSES IN THE FUTURE

We have had operating losses since we were formed. We expect to incur significant operating losses and negative cash flows for at least the next several years. We may never achieve profitability. If we fail to achieve profitability or sustain or increase profitability if we achieve it, our financial condition would be materially harmed. As of September 30, 2000, we had an accumulated deficit of $145 million. Successfully achieving our growth and profitability plan depends on, among other things, our ability to significantly increase our revenues and meet the other challenges set forth in the following risk factors.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US.

We believe that our existing cash and cash equivalents may not be sufficient to meet our operating and capital requirements at our currently anticipated level of operations beyond the end of the second quarter of 2001. While we may take appropriate actions to change our proposed operations in order to stretch our current cash positions beyond the second quarter of 2001, additional capital will be necessary in order to fund our operations at currently anticipated levels beyond the second quarter of 2001. There can be no assurance that we will be able to obtain additional funds, on acceptable terms or at all. If we cannot raise additional capital on acceptable terms, we will not be able to continue our present level of operations and will have to scale back our business and may not be able to further take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations.

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

THE HEARST CORPORATION CONTROLS ACTIONS REQUIRING BOARD AND STOCKHOLDER APPROVAL WHICH WEAKENS THE EFFECT OF OTHER STOCKHOLDERS' VOTES

Hearst representatives currently fill 4 of the 8 seats on our board of directors. In addition, Hearst beneficially owns approximately 46% of our outstanding common stock. On June 30, 2000, Hearst publicly disclosed that it purchased 238,500 shares of our common stock in April and May of 2000, and that it is considering acquiring up to an additional 761,500 shares of our common stock. Given Hearst's share ownership, Hearst is able to elect additional directors. Any action taken by our board requires the approval of at least five directors. As a result, at least one Hearst representative must approve all actions taken by our board, which could significantly influence our corporate direction and policies, including any mergers, acquisitions, consolidations, strategic relationships or sales of assets. Hearst's board representation and stock ownership may discourage or prevent transactions involving an actual or potential change of control, including transactions in which stockholders would otherwise receive a premium for their shares. In addition, the interests of Hearst, which owns or has significant investments in other businesses, including cable television networks, newspapers, magazines and electronic media, may from time to time be competitive with, or otherwise diverge from, our interests, particularly with respect to new business opportunities and future acquisitions.

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

We rely on Astronet to generate a significant portion of our page views and Astronet depends on America Online for traffic. In September 2000, approximately 17% of our page views were generated by Astronet and, during the same period, approximately 32% of Astronet's traffic was generated by America Online. If the popularity of our Astronet site declines, or if America Online stops carrying our Astronet site, our number of visitors and page views would decrease significantly and our business could be materially harmed.

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

WE MUST ESTABLISH AND MAINTAIN ONLINE DISTRIBUTION CHANNELS TO GENERATE TRAFFIC TO OUR NETWORK IN ORDER TO BE SUCCESSFUL

We depend on establishing and maintaining online distribution relationships with high-traffic Internet sites and leading Internet portals to ensure the visibility of our network and to generate additional traffic. Our business could be materially harmed if we do not establish and maintain additional relationships on commercially reasonable terms or if any of our relationships do not result in increased network traffic and visibility. In September 2000, a substantial portion of our network's traffic was generated by our distribution relationships and, in particular, America Online. All of our distribution relationships are based on short-term agreements. There is intense competition for online distribution relationships among Internet sites. We may not be able to enter into new or renewed relationships on commercially reasonable terms or at all. In addition, our existing online distribution relationships or any relationships that we enter into in the future may not generate enough additional traffic to our network or create sufficient brand visibility to justify the costs we incur for such relationships.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Women.com maintains its cash equivalents in an institutional money market fund. As of September 30, 2000 all of Women.com's cash equivalent investments will mature in one year or less. Women.com did not hold derivative financial instruments as of September 30, 2000 and has never held any such instruments. Currently all sales and expenses are denominated in U.S. dollars and as a result no foreign exchange gains or losses have been experienced to date. As a result of the establishment of UK.Women.com in September 2000, Women.com Networks will be involved with foreign currency transactions during 2000. Women.com Networks has not engaged in foreign currency hedging to date.

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

     Net proceeds to Women.com were $38,606,250. Through September 30, 2000 the Company used $28.2 million of the net proceeds of the offering for the following purposes: $9.2 million for the acquisition of World Gaming Corporation, $4.0 million for an investment in Medical Self Care, Inc., $2.0 million for the acquisition of EZSharing.com, Inc., $3.9 million for the acquisition of various intangible assets of ParentTime LLC and $9.1 million for purchases of property and equipment. The use of proceeds from the offering did not represent a material change in the use of the proceeds described in the registration statement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  See Exhibit Index on page 23.

     (b) No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000

                                       Women.com Networks, Inc.

                                       By: /s/ MARLEEN MCDANIEL
                                          --------------------------------------
                                       Title: Chief Executive Officer
                                              Duly authorized officer and
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

10.24*         Asset Purchase Agreement by and among the Registrant, Wild Wild Web,
               Inc., Raymond B. Kropp and Victoria P. Kropp dated April 2, 1998

10.25* Fourth Amendment to Lease Agreement by and between the Registrant and Carramerica Realty Corporation dated March 24, 1999

EXHIBIT                                 DESCRIPTION
-------                                 -----------
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

--------------

* Incorporated by reference to the exhibit to the Registration Statement on Form S-1 (No. 333-78363).

** Incorporated by reference to the exhibit to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1999.

+ Confidential treatment has been granted by the SEC on portions of this Exhibit.