Form 10-K
period 2000-12-31
WOMEN COM NETWORKS INC
filed 2001-04-02
CIK 1084609

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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


                          1820 GATEWAY DRIVE, SUITE 250
                           SAN MATEO, CALIFORNIA 94404
                                 (650) 378-6500
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK,
                           PAR VALUE $.001 PER SHARE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [ ]

   The approximate aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on March 21, 2001 as reported on the Nasdaq National Market was approximately $3,353,786. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 2000. This determination of affiliate status is not a conclusive determination for other purposes.

   The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of March 21, 2001, was 47,253,588.
================================================================================

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                                    PART I
Item 1.    Business............................................................................................   3
Item 2.    Properties..........................................................................................  10
Item 3.    Legal Proceedings...................................................................................  10
Item 4.    Submission of Matters to a Vote of Security Holders.................................................  10

                                                    PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...............................  11
Item 6.    Selected Consolidated Financial Data................................................................  11
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............  12
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk..........................................  24
Item 8.    Consolidated Financial Statements and Supplementary Data............................................  24
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................  24

                                                    PART III
Item 10.   Directors and Executive Officers of the Registrant..................................................  24
Item 11.   Executive Compensation..............................................................................  26
Item 12.   Security Ownership of Certain Beneficial Owners and Management......................................  34
Item 13.   Certain Relationships and Related Transactions......................................................  35

                                                     PART IV
Item 14.   Exhibits, Financial Statements and Reports on Form 8-K..............................................  36
SIGNATURES.....................................................................................................  60

   The statements contained in this Annual Report on Form 10-K (the "Report") that are not historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of the Company's products, and statements regarding reliance on third parties. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements as a result of certain factors, including, without limitation, those discussed under the heading "Risk Factors" on page 17 in Item 7 and elsewhere in this Report.

   In this Report, the terms "company," "Women.com," "we," "us" and "our" refer to Women.com Networks, Inc., a Delaware corporation.

ITEM 1. BUSINESS

OVERVIEW

   We are a leading Internet media company that offers a branded network dedicated to women. Our network unites some of the most popular brand names in the world under one user-friendly interactive hub offering original programming, community, shopping and personalized services. Brand names such as Cosmopolitan, Good Housekeeping, Harlequin and Prevention are incorporated into our network, which includes 150,000 pages organized into 17 topical channels. We believe this depth and breadth of programming sets Women.com apart from other online properties. The company was founded in 1992 by Ellen Pack, who launched "Women's Wire" an online subscription service in 1993. In 1995 we introduced our current web site, located at www.women.com. In April 1998, we purchased Wild Wild Web Incorporated, which operated StorkSite, a web site focused on content and community for expectant mothers. In January 1999, we combined our business with HomeArts and Astronet, both of which were business units of Hearst's New Media and Technology Division. During the fourth quarter of 1999, we completed our initial public offering and completed the acquisition of World Gaming Corporation, a privately-held online gaming company. We make our programming and services available without charge to visitors and generate revenue primarily through the sale of advertisements, promotions, sponsorships and direct marketing. We also receive production and e-commerce revenues from certain partners. Advertising on Women.com properties is sold through our direct sales force. In the fourth quarter of 2000, we had over 100 industry-leading advertisers including Daimler Chrysler, Ford, General Motors, Visa, Intel, Microsoft, Walmart, Unilever, Sears, Johnson & Johnson, Merck and Pfizer.

   During the fourth quarter of 2000, an average of 8.5 million Internet users viewed an average of 337 million Web pages each month on Women.com-branded online media properties.

THE WOMEN.COM SOLUTION

   Our business is based on two important elements: 1) a large audience, which is drawn by our programming, community and services; and 2) an effective advertising medium and e-commerce platform for our customers. Elements of our solution include:

Delivering Value to Women

   We provide women with unique, branded original programming, community, personalized tools and services and online shopping.

   Programming. We produce original, interactive content, including timely features, in-depth articles and expert advice. We also distribute a broad range of up-to-date news, daily tips and celebrity interviews. We are dedicated to helping women be more productive by delivering high quality programming on topics such as finance, health, fashion, food, home and garden. We have engaged more than 150 editors, freelance writers, artists and personalities to help us provide unique and compelling original programming. We have established strategic relationships with leading women's magazine publishers, Hearst and Rodale, which provide us with access to the largest collection of magazine content targeted at women, including Cosmopolitan, Good Housekeeping, Prevention, Redbook and other magazines that reach more than 60 million women in the United States each month. We have developed other content partnerships with brand-name companies such as ABC News and Bloomberg, which enable us to supplement our network with even more trusted and branded content. We believe our editorial independence builds our credibility and trustworthiness and increases users' loyalty to the Women.com brand. By combining our extensive content with our network's powerful functionality, we believe we have created a unique Internet experience for our users. For example, our health channel is supplemented by a complete range of Prevention content, which we combine with health experts and interactive features such as calorie counters, medical databases, vitamin dispensers and menu planners.

   Community. Our proprietary community platform gives our visitors the opportunity to interact with experts and other women online. Our members share experiences, solutions and opportunities, gain support and exchange information. These communities are formed around interests such as book clubs, entrepreneurs' forums, investment clubs and recipe exchanges as well as member-to-member programs such as Mentor Moms, Fitness Buddies and Health Support Groups. Our high quality content also provides topics to discuss on message boards and in chat rooms in which visitors can interact with editors, resident experts and community hosts.

   Premium Offerings and Membership. We also provide convenient personalized services and more than 200 tools to help women manage their lives. For instance, women can use the Mortgage Calculator, Recipe Finder or Weather Center to get relevant information quickly and efficiently. Women.com also offers free membership to users, which provides access to additional services such as merchandise discounts, sweepstakes and message boards. Membership is one of the fastest growing areas of our network, surpassing 4.8 million in December 2000. Our personalized home page offerings provide members with customized news, information, shopping and time and life management tools. From this service, we are able to accumulate substantial information about online preferences and behavior that will allow us to provide increasingly targeted services to our customers. We believe membership creates user loyalty, repeat site visits, referrals and user-generated content. This also creates opportunities for advertisers and merchants to develop a more focused and interactive relationship with our users.

Delivering Value to Advertisers

   We believe that our visitors constitute a valuable and demographically targeted audience for advertisers, not only because more than 80% are female, but also because they have higher income, spending and education levels as compared to the overall web population. We derive over 80% of our revenues from the sale of advertisements, which are sold by our in-house sales staff. Our sales team identifies strategic accounts and develops presentations and customized strategies in an effort to build long term relationships with marketers. We have sales personnel located in Chicago, Detroit, Dallas, Santa Monica, New York and San Mateo. We offer advertisers more than 150,000 pages of high-quality content within which to contextually place their messages.

   We offer a variety of programs to advertisers, including:

   - the ability to display banner advertisements on our network and in our newsletters;

   - the opportunity to sponsor a specific program or site on our network and in our newsletters;

   - the opportunity to engage us to produce banner advertisements or mini-sites, which are sites dedicated to a single advertiser;

   - the opportunity to participate in promotions on our network, typically focused on a particular event such as a sweepstakes;

   - the opportunity to engage us to perform market research that helps advertisers understand market reaction to their products, services or their advertising message; and

   - the ability for advertisers to focus their messages on a segmented and therefore highly targeted, audience.

   These features and services have attracted leading advertisers to our network. Furthermore, Women.com's magazine sites provide additional opportunities to develop relationships with advertisers who are accustomed to advertising with the print magazines. These strategies have allowed us to achieve our goal of higher advertising rates and longer-term relationships with our customers. In the fourth quarter of 2000, we had over 100 industry-leading advertisers including Daimler Chrysler, Ford, General Motors, Visa, Intel, Microsoft, Walmart, Unilever, Sears, Johnson & Johnson, Merck and Pfizer.


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

   We currently offer more than 150,000 pages of timely features, daily news, feature articles and other in-depth information. We intend to increase the number of features, topics, applications and tools, while working to customize the user's experience to encourage higher repeat rates, customer satisfaction, and to reach a broader use base. We provide content to leading Internet portals including America Online and Yahoo!. These partners distribute Women.com-branded content to their millions of visitors each day and while we will continue to focus on expanding these relationships, we also intend to explore new platforms of distribution, including wireless, broadband and television.

   Extend Our Brand Recognition. We are a leading brand name for women on the Internet and believe that we benefit from being an early provider of content and services dedicated to women online. We believe our name, "Women.com," is the most intuitive brand and domain name for an online network serving women, allowing for strong online branding and traffic growth. We intend to increase our brand awareness and visibility through a variety of marketing and promotional activities, including advertising on other leading Internet sites and in other print and broadcast media, conducting a public relations campaign, engaging in cross-promotion with our magazine partners and developing other business alliances and partnerships. We believe we can continue to increase our traffic and brand-awareness by expanding our online distribution partnerships, while forging paths into new areas such as wireless distribution. We deliver over 3,000 headlines or articles each month to our online distribution partners and deliver programming to channels and subchannels on our distribution partners' sites. Clicking on any of these headlines links the user back to Women.com.

   Enhance the User's Experience. We believe women are seeking content, community and shopping that is tailored to their individual needs. Our main priority is customer satisfaction, and we have designed our network to offer women functionality, utilities, original content and services relevant to their lives so they will make Women.com a part of their daily routine. We will continue to focus technology development efforts to create and enhance our specialized, proprietary applications and services that are unique to our company, and to license or acquire commercially developed technology for other applications where available and appropriate. We believe this technology will help us expand and enhance services such as newsletters, homepages and personalized calendars to help women more quickly achieve their information, communication and commerce objectives. One of our goals is to encourage users to register with us and we intend to focus on increasing our membership base, which as of December 2000 was over 4.8 million. We believe that the information a new member provides when registering allows us to better respond and adapt to our users' goals.

   Partner with Advertisers to Provide Unmatched Access to Women on the Internet. We sell a variety of advertising solutions to advertisers, including banners, buttons, content sponsorships, e-commerce placements, links, minisites and promotions. Several large advertisers have also taken advantage of our internal market research capability. We also enter into consultative relationships with many of our advertisers that allow for customized and targeted advertising campaigns. We advise these advertising partners on how best to market their products and services to women online. To date, 25 advertisers have engaged us in this consultative capacity, including John Hancock, Procter & Gamble and Toyota. Although we do not generate revenues directly from these consulting services, we believe our consultative approach provides us the opportunity to establish broader, long-term relationships with important advertisers. In addition, we believe this consultative approach:

   - provides value to advertisers through more effective advertising campaigns;

   - generates multiple ad revenue streams, including advertising, minisite and banner production and market research;

   -  establishes more loyal and long-lasting advertiser relationships; and

   - generates useful market research that we can use to plan future content offerings.

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

   Enhance Our E-Commerce Offerings. We intend to continue to make e-commerce an integrated and valuable part of our network. Leading commerce merchants purchase space and sell their products to our users in a contextual selling environment. We believe that more online merchants will want to partner with us as a result of our click-through rates, our large user base and the demographics of our audience. Our goal is to facilitate e-commerce transactions by providing a contextual environment filled with brands and content with which merchants want to be associated.

OUR NETWORK

   The table below provides a description of the content offered through each of our 17 channels.

CHANNEL NAME                           DESCRIPTION
- ------------                           -----------
Career.............................    Offers information on job listings, child-care centers, resume writing and personnel management. Extends opportunities to participate in the
                                       Entrepreneur Club or to ask "Career Coach" about salary ranges and networking strategies. Features news highlights, personal finance and small business information.

Cars...............................    Offers tools such as the car payment calculator and provides tips on car insurance and financing. Provides opportunity to ask "Cash Flo"
                                       about the pros and cons of leasing vs. buying a car and offers automotive tips in related chat rooms.

Entertainment......................    Features book and movie reviews, community chats, television picks and celebrity interviews.

Family.............................    Enables visitors to find information on a wide range of topics, including child development, college tuition planning and parenting tips from expert columnists. Offers online activities for parents and kids.

Fashion & Beauty...................    Offers helpful suggestions on skin care, fashion and make-up. Features fashion trends and personal style interactive tools. Allows visitors to e-mail questions to "Fashion Plate." Features information from
                                       Cosmopolitan and Marie Claire.

Fitness............................    Offers opportunities to meet a workout buddy in the network's fitness community, join a walking club, design a personalized workout shop for the latest exercise videos or use the interactive calorie counter.
                                       Features information from Prevention, Redbook and Good Housekeeping.

Food...............................    Features recipe finders, cooking schools, restaurant reviews, wine selection suggestions and a daily meal planner. Offers information from Country Living and Good Housekeeping.

Health & Wellness..................    Loaded with information on health news, ailments and nutrition.
                                       Features content from Prevention. Offers advice from the network's resident expert and related support groups and interactive tools such as calorie counter and vitamin dispenser.

Home & Garden......................    Provides viewers with advice and tools for the design and care of gardens. Features content from Country Living Gardener and expert advice from Ms. Grow-it-all.

Money..............................    Features content from Bloomberg, including business news, portfolio tools, currency conversion rates, stock quotes and company profiles.
                                       Provides interactive tools such as personal budget planning, home-buying calculators and other financial planning information.

News & Politics....................    Updates visitors on news from around the world.  Offers an opportunity to post comments, participate in various polls and e-mail politicians regarding public policy.

Pregnancy & Baby...................    Features a large selection of body, health, pregnancy, childbirth and parenting reference materials. Offers advice from our resident obstetrics nurse and the opportunity to share experiences in the chat rooms.

Sex & Romance......................    Offers advice on relationships through content from Cosmopolitan,
                                       Redbook and Harlequin, "Emale," who provides advice from the male perspective, and love horoscopes.

Small Business.....................    Offers resources for starting a business, helpful hints from the
                                       Entrepreneur's Club or the "Biz Shrink" and content from Victoria and
                                       Good Housekeeping. Features interactive tools such as a start-up cost calculator and interactive business plan.

Technology & Internet..............    Provides visitors the opportunity to build their own Internet site and offers the latest technology news. Highlights women through broadband video interviews with well-known journalists such as NBC's Soledad
                                       O'Brien.


CHANNEL NAME                           DESCRIPTION
- ------------                           -----------
Travel.............................    Offers visitors the opportunity to plan a weekend getaway, read about tips for business travel and find weather information for any city and provides postings of destination picks on the travel message board.

Weddings...........................    Features tools for brides and grooms such as the wedding checklist from
                                       Town & Country Weddings, information on finding a wedding dress and wedding gift suggestions.

Our channels link to related content on 10 magazine sites to which we have online distribution rights. We produce, maintain and host these branded sites. The content from these sites links to various channels within our network. The following table describes each magazine site:


MAGAZINE                              RELATED WEB SITE DESCRIPTION
- --------                              ----------------------------
Cosmopolitan.......................   Features fashion and relationship advice aimed at the "fun, fearless female."

Country Living.....................   Provides lifestyle and home design ideas.

Country Living Gardener............   Features seasonal gardening practices, beautiful gardens and tips for the avid gardener.

Good Housekeeping..................   Features topics relating to food and recipes, home, family and consumer reports.

House Beautiful....................   Features topics relating to designing, improving or remodeling one's home.

Marie Claire.......................   Features fashion and beauty trends.

Prevention.........................   Offers articles, resources, guidance and expertise on a variety of health-related topics.

Redbook............................   Focuses on family, health and marriage.

Town & Country Weddings............   Focuses on living, arts, travel and weddings.

Victoria...........................   Offers support and advice for women entrepreneurs, including stories and lifestyle tips.

ADVERTISING SALES

   We have derived substantially all of our revenues to date from the sale of advertisements. Our advertising products currently consist of banner advertisements that appear on pages within Women.com properties, high profile promotional sponsorships that are typically focused on a particular event, such as a sweepstakes, production services for merchants who wish to create their own minisites within the Women.com network, and merchant advertisements on targeted areas for contextual selling. Hypertext links are embedded in each banner advertisement or button to provide the user with instant access to the advertiser's Web site, to obtain additional information, or to purchase products and services. We offer advertisers the opportunity to target their messages to segments of our audience, and therefore deliver greater value to our customers. By developing an extended family of Women.com branded properties, we seek to offer advertisers a wide range of placement options.

   As of December 31, 2000 we had a direct sales force comprised of 41 sales people, sales managers and support staff. This group is located primarily in New York, with offices in Chicago, Detroit, Dallas, Santa Monica and San Mateo. Our marketing division also works closely with the sales department to create a variety of advertising packages from banner advertisements to minisite production.

CUSTOMERS

   Our sales division is building a large and varied client base of advertising relationships, which we believe will build the strongest base of customers for the future. During the fourth quarter of 2000, we had over 100 advertising customers and no one customer accounted for more than 10% of our net revenues in that quarter. Selected customers and their respective industries advertising on the network include:

                                          TELECOMMUNICATIONS                    CONSUMER/
AUTOMOTIVE          FINANCIAL SERVICES    & TECHNOLOGY             RETAIL       PACKAGED GOODS      PHARMACEUTICAL
- ----------          ------------------    ----------------------   ------       --------------      --------------
Daimler Chrysler    Bank of America       3Com                     Fingerhut    Avon                American Home Products



Ford               Robertson Stephens         Dell                    JC Penney            Campbells            Bristol Myers
General Motors     State Farm                 Intel                   Macy's               Hallmark             Eli Lilly
                   Strong Funds               Microsoft               Spencer Gifts        Kimberly Clark       Johnson & Johnson
                   US Bank                    Network Associates      Walmart              Kraft                Merck
                   Wells Fargo                Palm                                         Nestle               Pfizer
                   Visa                                                                    Procter & Gamble
                                                                                           Sony Pictures

CONTENT RELATIONSHIPS

   To provide our visitors with comprehensive programming, we have entered into selected content relationships with companies including ABC News, Bloomberg L.P., E!Online, Hearst Communications, Rodale and Torstar (Harlequin). Our two most important content relationships are with Hearst Communications and Rodale. Pursuant to our Amended and Restated Magazine Content License and Hosting Agreement between Women.com and Hearst, dated January 29, 2001, we have incorporated into our network several websites affiliated with various magazines owned and published by Hearst, including the U.S. edition of Cosmopolitan, Country Living, Good Housekeeping, House Beautiful, Redbook, and Town & Country. Under this Content License and Hosting Agreement, we host, develop, and promote the Hearst magazine-related websites and have on-line distribution rights to the content published on those websites. For such services, Hearst Communications pays us service fees and we share with Hearst a portion of advertising and e-commerce revenue generated from the Hearst magazine-related websites. This agreement has an initial term that ends on January 27, 2005. Pursuant to our Amended and Restated Website Agreement with Rodale, Inc., we develop, produce and host a website for Rodale's Prevention magazine. We share a percentage of the revenues generated from ads sold on the Prevention website with Rodale. This agreement has a current term that shall expire in January of 2002.

DISTRIBUTION RELATIONSHIPS

   We believe that brand awareness and broad distribution are critical to our success. Accordingly, to leverage our brand identity and increase traffic to our network, we have entered into several online distribution relationships with leading Internet companies, including America Online, NBCi, Yahoo! and iSyndicate. Under these distribution agreements, our distribution partners host Women.com content on their sites. By clicking on the Women.com button or link placed on a distribution partner's site, a user can immediately access our content, tools and services. The term of these relationships ranges from several months to multiple years. Our most important distribution relationship is with America Online. Under our Interactive Services Agreement with America Online, America Online provides links to our website within the America Online network. We pay America Online a flat carriage fee for hosting links to our website. Our agreement with America Online has a twenty-six month term that will expire in April 2002.

MARKETING

   Our marketing strategy includes a variety of online and offline marketing initiatives, which focus on building our brand awareness and leveraging the equities of associated partner sub-brands, driving traffic to our network, building our membership base cost effectively, increasing cross-network traffic and duration within our network and building inventory levels and revenue streams for email advertising sales, magazine subscriptions and monetized online promotion.

   Our offline brand-building strategy focuses on developing and expanding relationships with media partners, including Hearst Communications, Rodale and Harlequin. Hearst Communications and Rodale, for example, promote our network in each of their magazines, both with advertising and with site mentions. We also promote our network through sponsorship events such as V-Day in Madison Square Garden and through advertising in print and television broadcast media. We actively seek to leverage offline advertising opportunities with online tie-ins such as our E!Online and Women.com Oscars Red Carpet Quiz promotion.

   Our marketing department is also engaged in providing support to our sales effort through the development of sales tools and other collateral pieces. Our client partnerships marketing team develops sponsorship packages and proposals and creates minisites and other production activities on behalf of advertising clients.

   As of December 31, 2000, our marketing department consisted of 29 marketing professionals located in San Mateo and New York.

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

   We compete, in particular, with the following types of companies:

   - publishers of women's print magazines, such as Conde Nast and Hachette Filipachi, which also host Internet sites with content designed to complement their magazines;

   -  content aggregators, including America Online, Microsoft and Yahoo!;

   - Internet companies, such as iVillage and Oxygen Media, which target women online;

   - Internet directories, search engines and other sites that offer original editorial content; and

   -  companies in the print, broadcast and television industries.

   Women.com's revenues to date have been generated primarily from advertising and sponsorships. Women.com competes with other Web sites to gain advertising revenues based on several factors, including Women.com's:

   o ranking by Jupiter Media Metrix, which ranks sites on a monthly basis according to the number of unique visitors;

   o  pricing; and

   o  content.

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

EMPLOYEES

   As of December 31, 2000, we had 259 full-time equivalent employees, of whom 120 were in content development, 41 in sales, 48 in technical operations, 29 in marketing and 21 in general and administrative services. Management considers its employee relations to be good.

ITEM 2. PROPERTIES

   As of February 10, 2001, our headquarters are located in approximately 46,000 square feet of office space in San Mateo, California under lease agreements that expire on December 31, 2002 as to approximately 29,000 square feet and August 31, 2003 as to the remainder. In addition, we lease approximately 49,000 square feet of office space in New York City pursuant to a lease agreement which expires December 31, 2010. We also maintain offices in Chicago, Illinois, New Canaan, Connecticut, Dallas, Texas and Santa Monica, California.

ITEM 3. LEGAL PROCEEDINGS

   There were no significant legal proceedings as of December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders in the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a) The Company's common stock is traded on the Nasdaq National Market under the symbol "WOMN." The Company completed the initial public offering of its common stock on October 20, 1999. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by the Nasdaq National Market:


                                                                                                  HIGH           LOW
                                                                                              ---------     ----------
             Fiscal Year 1999:
               Fourth Quarter.............................................................    $   23.38     $    12.25
             Fiscal Year 2000:
               First Quarter..............................................................    $   16.38     $     7.75
               Second Quarter.............................................................    $    8.25     $     1.75
               Third Quarter..............................................................    $    5.75     $     2.38
               Fourth Quarter.............................................................    $    2.63     $     0.13


   On March 21, 2001, the last reported sale price of the Company's common stock on the Nasdaq National Market was $0.1562 per share. As of March 21, 2001, the Company had approximately 292 holders of record of its common stock. The Company has never paid any cash dividends on its capital stock and does not expect to pay any dividends in the foreseeable future.

   (b) Women.com's Registration Statement on Form S-1 (No. 333-78363 was declared effective, and the offering commenced on October 14, 1999. All securities were sold and the offering has terminated. The managing underwriters were Morgan Stanley Dean Witter, Deutsche Banc Alex Brown and Salomon Smith Barney. The class of securities registered was common stock. An aggregate of 4,312,500 shares of common stock was registered and sold for the account of Women.com and the aggregate offering price was $43,125,000. Estimated expenses for the offering were $1,500,000. Aggregate underwriting discounts and commissions were $3,108,750.

        Net proceeds to Women.com were $38,606,250. Through December 31, 2000 the Company used $28.8 million of the net proceeds of the offering for the following purposes: $9.7 million for the acquisition of World Gaming Corporation, $4.0 million for an investment in Medical Self Care, Inc., $2.0 million for the acquisition of EZSharing.com, Inc., $3.9 million for the acquisition of various intangible assets of ParentTime LLC and $9.2 million for purchases or property and equipment. The use of proceeds from the offering did not represent a material change in the use of the proceeds described in the registration statement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data, derived from the audited consolidated financial statements for the respective periods, should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


                                                                                        YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------------------------
                                                                        1996         1997         1998         1999         2000
                                                                     ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
Net revenues .....................................................   $     729    $   2,798    $   7,247    $  30,023    $  43,647
Net loss attributable to common stockholders .....................   $  (2,987)   $  (6,612)   $ (13,615)   $ (57,068)   $(121,191)
Basic and diluted net loss per share attributable to common
  stockholders ...................................................   $   (4.26)   $   (9.15)   $  (10.52)   $   (2.11)   $   (2.59)
Shares used in computing basic and diluted net loss per share ....         702          722        1,294       27,062       46,803


                                                                                           AS OF DECEMBER 31,
                                                                     ------------------------------------------------------------
                                                                        1996         1997         1998         1999        2000
                                                                     ---------    ---------    ---------    ---------   ---------
BALANCE SHEET DATA:
Cash equivalents .................................................   $   1,761    $   4,885    $  12,235    $  87,242   $  30,135
Working capital ..................................................          83        2,874        9,856       93,187      29,370
Total assets .....................................................       2,208        6,430       18,062      172,539      57,926
Mandatorily redeemable convertible preferred stock and warrants ..       5,817       15,012       35,420           --          --
Total stockholders' equity (deficit) .............................      (5,650)     (12,256)     (22,705)     158,704      47,390

   The Company has never paid any cash dividends on its capital stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Women.com is a leading Internet network dedicated to women, featuring award-winning original content, personalized services, community and online shopping. Women.com's network contains more than 150,000 pages of content organized into 17 topical channels, and offers content from 10 of the world's leading women's magazines, including Cosmopolitan, Good Housekeeping, Prevention and Redbook.

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

   Women.com has incurred significant net losses and negative cash flows from operations since its inception. As of December 31, 2000, Women.com had an accumulated deficit of $204.2 million. Women.com expects its operating losses to continue as it expands its network and it will continue to invest in its infrastructure by making capital expenditures. As a result, Women.com believes it will incur significant operating losses and negative cash flows from operations for at least the next several years. Women.com's continuation as a going concern is dependent on its ability to obtain additional financing to meet its obligations.

   On February 5, 2001, Women.com entered into a definitive agreement whereby iVillage Inc., operator of the iVillage Network, would acquire all of the outstanding shares of Women.com. This transaction, if approved by the stockholders of Women.com and iVillage, is expected to close during the second quarter of 2001 and will potentially have a significant impact on the future operations of Women.com.

   Women.com's revenues to date have been generated primarily from advertising and sponsorships. Advertising and sponsorship revenues represented 79%, 83% and 74% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

   Advertising revenues consist primarily of sales of banner advertisements and sponsorships. Advertising contracts are generally short-term, although Women.com has entered into long-term contracts and sponsorships with several customers. Women.com typically guarantees a minimum number of impressions or page views to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are generally recognized ratably over the period in which the advertising is displayed. To the extent that minimum guaranteed page deliveries are not met, Women.com defers recognition of the corresponding revenues until the guaranteed page deliveries are achieved.

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

   Advertising revenues also include barter revenues, which represent the exchange of advertising space on Women.com's network for reciprocal advertising space on third party Web sites as well as other advertising and promotional vehicles. Women.com has adopted the provisions of EITF 99-17 "Accounting for Advertising Barter Transactions" ("EITF 99-17")and revenue from barter transactions are recorded as advertising revenues at the fair value of the advertising surrendered only if the fair value of the advertising surrendered in the transaction is determinable based on the Women.com's own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transaction. Any barter revenue complying with these provisions is recognized when the advertisements are run on Women.com's Web site. Barter expenses are recorded when Women.com's advertisements run on the reciprocal media property, which is typically in the same period in which the advertisements run on

Women.com's network. Barter revenue comprised less than 1% of Women.com's total revenues in 2000 and 1999 as compared to 9% in 1998. 17.2 million impressions were surrendered and received in the year ended December 31, 2000 in barter transactions for which a fair value was not determinable based on the provisions of EITF 99-17.

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

   E-commerce revenues consisted of commissions from the sale of magazine subscriptions and books sold on the network, sales of services on Astronet including personalized reports and readings and, to a lesser extent, payments from affiliate sales programs. Affiliate program e-commerce net revenues are recognized upon notification from the affiliate. Since Women.com does not meet the definition of a principal in any of these transactions Women.com reports revenue net in accordance with the provisions of EITF 99-19 "Reporting Revenue Gross as a Principal Versus Net as an Agent".

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

   Results of operations for the year ended December 31, 1998 include the results of Women.com only, as the combination with HomeArts and Astronet did not occur until January 29, 1999. Results of operations for 2000 and 1999 include the combined results of Women.com and HomeArts for the period subsequent to the combination with HomeArts and Astronet on January 29, 1999. Results of operations for 2000 also include the operating results of World Gaming Corporation, a wholly-owned subsidiary of Women.com, since December 10, 1999.

   Net revenues. Net revenues were $43.6 million for the year ended December 31, 2000, a 45% increase over 1999. This increase was primarily due to higher advertising and sponsorship revenues during 2000. Advertising and sponsorship revenues totaled $34.4 million, a 68% increase over 1999. Production revenues totaled $6.5 million for the year ended December 31, 2000, a 51% increase over 1999. Included in production revenues for 2000 are fees of $3.3 million (7% of total revenues) related to Women.com's magazine content license and hosting agreement with Hearst Communications, Inc., a principal stockholder of Women.com.

   As a result of the announcement on February 5, 2001 of our pending merger with iVillage, Inc., numerous advertisers have informed us of their intent to delay current and future advertising on our network until the iVillage merger has been completed. We expect the merger with iVillage to be completed in the second quarter of 2001. Accordingly, we expect our advertising revenues to decrease significantly in the second quarter of 2001. If the merger with iVillage is not completed and we continue to operate as an independent company, advertisers that have delayed current and future advertising may choose to discontinue advertising on our network entirely, which could significantly harm our business.

   Net revenues were $30.0 million for the year ended December 31, 1999, a 314% increase over 1998. The combination with HomeArts and Astronet accounted for 36% of this increase. The remaining increase in revenues was primarily due to Women.com's higher advertising and sponsorship revenues during 1999. Advertising and sponsorship revenues were $20.5 million in 1999, a 330% increase over 1998. Production revenues related to the relaunch of nine magazine sites under the Hearst magazine content license and hosting agreement totaled $2.7 million (9% of total revenues) in 1999.

   Production, product and technology expenses. Production, product and technology expenses consist primarily of personnel related costs for technical operations, editorial and design activities and content acquisition costs. Production, product and technology expenses increased to $40.4 million for the year ended December 31, 2000 as compared to $23.7 million for the same period in 1999. This increase was primarily due to increased personnel costs of approximately $8.8 million, increased content acquisition costs of approximately $2.7 million, increased revenue share expense of $2.3 million and increased gaming prizes of approximately $1.4 million.

    Production, product and technology expenses increased to $23.7 million in 1999 compared to $6.1 million in 1998. This increase was primarily due to increased expenses of $8.4 million associated with costs related to the combination with HomeArts and Astronet. Women.com also incurred $4.7 million of expenses related to the hiring of additional personnel, as well as $1.0 million in increased content acquisition costs and other production costs associated with growth in its business.

   Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel costs and advertising, distribution and public relations expenses. Sales and marketing expenses increased to $46.0 million for the year ended December 31, 2000 compared to $36.1 million for the same period in 1999. This increase was primarily attributable to increased distribution costs of $6.2 million, increased personnel costs of $1.7 million and approximately $700,000 related to new advertising products and programs. Sales and marketing expenses for 2000 also include $3.0 million in noncash expenses related to print campaigns provided by Hearst under Women.com's agreement with Hearst.

   Sales and marketing expenses were $36.1 million in 1999 compared to $12.3 million in 1998. Additional advertising costs including television advertising of $5.7 million, personnel costs related to increased headcount of $4.0 million, costs related to the HomeArts and Astronet combination of $3.5 million and increased distribution costs of $3.4 million contributed to this increase. Sales and marketing expenses for 1999 also include $3.5 million in noncash expenses related to print campaigns provided by Hearst under Women.com's agreement with Hearst Communications.

   General and administrative expenses. General and administrative expenses consist primarily of personnel costs, occupancy costs, depreciation expenses, bad debt expense and legal and accounting fees. General and administrative expenses increased to $11.9 million for the year ended December 31, 2000 compared to $8.0 million for the same period in 1999, primarily as a result of a $3.4 million increase in bad debt expense. The increase in bad debt expense was primarily due to provisions recorded on past due accounts receivable from several e-commerce/internet customers. These customers have experienced a significant decline in their ability to obtain additional capital to fund their business models.

   General and administrative expenses were $8.0 million in 1999, an increase of 315% over 1998. Approximately 27% of the total increase was related to the combination with HomeArts and Astronet. The remainder of the increase is attributable to additional occupancy, insurance and other costs related to the Women.com's growing employee base. Women.com headcount increased from 103 at the end of 1998 to 277 at the end of 1999. Approximately 80 of these employees came from the combination with HomeArts and Astronet.

   Stock-based compensation. Stock-based compensation consists of charges related to the difference between employee stock and stock option grant prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Stock-based compensation has been allocated between production, product and technology, sales and marketing and general and administrative expenses in Women.com's financial statements. Women.com's stock-based compensation was a credit of $559,000 for the year ended December 31, 2000 compared with an expense of $3.0 million in 1999. This decrease was due to the reversal of amortized stock-based compensation expense in relation to cancellations during 2000 of unvested stock options previously granted due to employee terminations in the year.

   Stock-based compensation expense was $3.0 million in 1999 compared with $1.2 million in 1998. The increase is due to increased levels of stock option grants and increases in the deemed fair market value of the underlying common stock.

   Amortization of acquired intangibles. Amortization of acquired intangibles consists of the amortization of goodwill and intangible assets acquired. Women.com reported $29.1 million of amortization of acquired intangibles in 2000 as compared to $20.5 million in 1999. This increase is primarily attributable to amortization related to the World Gaming Corporation acquisition (acquired December 1999) and the EZSharing.com acquisition (acquired February 2000). Amortization in 2000 also includes a full year of amortization related to the HomeArts acquisition (acquired January 29, 1999).

   Amortization of acquired intangibles was $20.5 million for the year ended December 31, 1999 as compared to $517,000 in 1998. The 1999 expense includes amortization related to the 1999 acquisitions of HomeArts and World Gaming Corporation, in addition to the 1998 acquisition of Wild Wild Web.

   Impairment of goodwill and other intangible assets and abandonment of certain tangible fixed assets. During the fourth quarter of 2000, Women.com performed an impairment assessment of the identifiable intangible assets and goodwill recorded upon the acquisitions of Wild Wild Web, Inc., HomeArts, Internethoroscopes.com International, World Gaming Corporation and EZSharing.com, Inc. The assessment was performed primarily due to the significant decline in our stock price since the date the shares issued in each acquisition were valued and the overall decline in internet advertising growth. As a result of this review Women.com recorded a $35.9 million impairment charge for goodwill and other intangible assets. The charge was determined based upon estimated discounted cash flows using a discount rate of 20%. The discount rate of 20% was based upon the weighted average estimated cost of capital. The assumptions supporting the estimated cash flows including the discount rate were determined using management's best estimates.

        As of December 31, 2000, Women.com identified certain tangible fixed assets that are not currently being used in the Company's operations and, therefore, have no value to the Company. The net book value of these assets, totaling $1.1 million, was written off in the consolidated financial statements for the year ended December 31, 2000.

   Loss on investment. Women.com acquired 1,142,857 shares of Series H preferred stock of Medical Self Care, Inc. for approximately $4.0 million in cash on February 2, 2000. This investment has been accounted for using the cost of method of accounting. Women.com received notification of a general assignment for the benefit of creditors and, as a result, management believes this asset has been impaired. Accordingly, the consolidated financial statements reflect a $4.0 million loss on investment for the year ended December 31, 2000.

   Other income, net Women.com reported other income, net of $3.6 million for the year ended December 31, 2000 as compared to $1.4 million for the same period in 1999. Other income, net increased to $1.4 million in 1999 from $539,000 in 1998. Both increases were primarily due to higher cash balances in connection with private and public sales of equity securities.

   Income taxes. No provision for federal and state income taxes has been recorded as Women.com incurred net losses through December 31, 2000. Women.com has taken a valuation allowance on the full amount of the net operating loss carryforwards since it is likely the benefit will not be realized in the future.

        Women.com elected to be taxed as a partnership for the period beginning on January 29, 1999, the date of formation of Women.com Networks LLC and ending on the date of the merger of Women.com Networks and HomeArts in August 1999. Federal and state tax effects of Women.com losses during this period were recorded by the members of the LLC on their respective income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

   Until its initial public offering in October 1999, which raised net proceeds of approximately $38.6 million including the underwriter's over-allotment option, Women.com financed its operations primarily through the private placement of its convertible preferred stock.

   As of December 31, 2000 Women.com had $30.1 million of cash and cash equivalents and $1.5 million of restricted cash. The restricted cash was the collateral for a letter of credit in connection with an operating lease. In January 2001 the letter of credit was not renewed and, pursuant to the terms of the operating lease, the landlord exercised the right to request that the cash deposit collateralizing the letter of credit be transferred to the landlord's bank account and held as a security deposit on the lease.

   In February 2001, Women.com entered into a definitive agreement whereby iVillage, Inc., would acquire all of the outstanding shares of Women.com. This transaction, if approved by the stockholders of Women.com and iVillage, is expected to close during the second quarter of 2001 and will potentially have a significant impact on the future operations of Women.com. If the transaction is not completed, Women.com will need to raise additional capital to fund its 2001 operations. There can be no assurance that the transaction with iVillage will be completed or that Women.com will be successful in raising additional funding if the transaction is not completed. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   We believe that our existing cash and cash equivalents may not be sufficient to meet our operating and capital requirements at our currently anticipated level of operations beyond the end of the second quarter of 2001. While we may take appropriate actions to change our proposed operations to stretch our current cash positions beyond the end of the second quarter of 2001, additional capital will be necessary to fund our operations at currently anticipated levels beyond the second quarter of 2001. There can be no assurance that we will be able to obtain additional funds, on acceptable terms or at all. If we cannot raise additional capital on acceptable terms, we will not be able to continue our present level of operations and will have to scale back our business and may not be able to further take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations. These conditions raise substantial doubt about Women.com's ability to continue as a going concern.

   We expect our operating losses to continue as we expand our network and we will continue to invest in our infrastructure by making capital expenditures. As a result, we expect to record losses during 2001.

        If the transaction with iVillage is not completed, we may attempt to finance our future capital needs through some combination of commercial bank borrowing, leasing, vendor financing and the sale of additional equity or debt securities. Our capital requirements will vary based upon the timing and success of implementation of our business plan and as a result of competitive and technological developments, or if:

        - demand for our services or our cash flow from operations varies from projections;

        - our development plans or projections change or prove to be inaccurate;

        -  we make any acquisitions;

        - we accelerate deployment of our network or otherwise alter the schedule of targets of our business plan implementation.

   Net cash used in operating activities increased to $42.9 million in 2000 from $34.5 million in 1999 and $11.7 million in 1998. These increases were primarily due to increased net losses, offset in part by increased non-cash charges including amortization of intangibles and impairment of goodwill and other intangible assets and abandonment of certain tangible fixed assets in 2000 totaling $66.1 million. Net cash used in operating activities in 1999 was primarily related to the net loss for the year offset in part by noncash charges of $20.5 million for amortization of intangibles. Net cash used in operating activities in 1998 was primarily related to the net loss for the year offset in part by noncash charges of $1.2 million for stock based compensation.

   Net cash used in investing activities increased to $16.1 million in 2000 as compared to $3.6 million in 1999 and $1.1 million in 1998. The net cash used in investing activities in 2000 was related to acquisitions of property and equipment related to Women.com's investment in technology infrastructure of $9.2 million, the investment in Medical Self Care, Inc. of $4.0 million and the acquisition of EZSharing.com of $2.0 million. The net cash used in investing activities in 1999 was due to the acquisition of World Gaming Corporation for $9.2 million and purchases of property and equipment totaling $7.2 million and was partially offset by $12.9 million of cash received from Hearst Communications in connection with the HomeArts and Astronet combination.

   Net cash provided by financing activities decreased to $1.9 million in 2000 compared to $113.2 million in 1999 and $20.1 million in 1998. 1999 included net proceeds from the issuance of common stock in both public and private offerings of $113.1 million and 1998 included proceeds from the issuance of Series D preferred stock of $20.0 million.

RECENT DEVELOPMENTS

        On February 5, 2001, Women.com entered into an Agreement and Plan of Merger with iVillage, Inc., a Delaware corporation, and Stanhope Acquisition Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of iVillage. The merger agreement contemplates that, subject to the satisfaction of certain conditions, including the approval and adoption of the merger and the merger agreement by the requisite vote of Women.com's stockholders, Stanhope Acquisition Sub LLC will be merged into Women.com. As a result of this merger, the Company would become a wholly-owned subsidiary of iVillage. Under the terms of the Merger Agreement, each outstanding share of Women.com's common stock would be converted into .322 shares of iVillage common stock. Assuming the closing conditions in the merger agreement are satisfied, we expect the merger to be completed during the second quarter of 2001. In connection with the execution of the merger agreement, Hearst Communications, Inc., which owns approximately 46% of the outstanding shares of our common stock, entered into a stockholder voting agreement pursuant to which it agreed, among other things, to vote its shares in favor of the merger and the merger agreement. In addition, through a registered rights offering, Women.com's stockholders will have the opportunity to invest an aggregrate of $20 million in iVillage for approximately
9.3 million shares of iVillage common stock, and warrants to purchase approximately 2.1 million shares of common stock of iVillage. To the extent Women.com's stockholders (other than Hearst) do not purchase their pro rata percentage of such shares and warrants in the rights offering, Hearst has agreed to purchase the shortfall.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND WE ANTICIPATE INCREASED LOSSES IN THE FUTURE.

   We have had operating losses since we were formed. We expect to incur significant operating losses and negative cash flows for at least the next several years. We may never achieve profitability. If we fail to achieve profitability or sustain or increase profitability if we achieve it, our financial condition would be materially harmed. As of December 31, 2000, we had an accumulated deficit of $204.2 million. Successfully achieving our growth and profitability plan depends on, among other things, our ability to significantly increase our revenues and meet the other challenges set forth in the following risk factors.

IF THE MERGER WITH IVILLAGE IS NOT COMPLETED, WE MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS TO FUND OUR OPERATIONS.

        On February 5, 2001, we entered into a definitive agreement whereby iVillage, Inc. would acquire all of our outstanding shares. If the closing conditions contained in the definitive merger agreement, including the approval of the stockholders of Women.com and iVillage, are not satisfied, the merger may not be completed. If the merger is not completed and we continue to function as an independent company, we will need to raise additional capital to fund our operations. There can be no assurance that the merger with iVillage will be completed or that we will be successful in raising additional capital if the merger is not completed. If the merger is not completed and we are unable to raise additional capital on acceptable terms, we do not expect our current cash and cash equivalents to meet our operating and capital requirements at our currently anticipated levels of operations beyond the end of second quarter of 2001. If we are not able to raise additional capital on acceptable terms, we will not be able to continue our present level of operations and will have to scale back our business and may not be able to further take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations.

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

   Our operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter as a result of several factors, many of which are outside our control, and any of which could materially harm our business. These factors include:

   - fluctuations in the demand for internet advertising or electronic commerce;

   - bankruptcies of Internet companies which are a source of advertising revenues;

   -  changes in the level of traffic on our network; and/or

   -  fluctuations in marketing expenses and technology infrastructure costs;

   If our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues would likely adversely affect our quarterly operating results. Specifically, to attract and retain a larger user base, we plan to significantly increase our expenditures on sales and marketing, content development, technology and infrastructure. Many of these expenditures are planned or committed in advance and in anticipation of future revenues.

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

IF WE ARE UNABLE TO GENERATE ADDITIONAL ADVERTISING REVENUES, WHICH ACCOUNT FOR MOST OF OUR REVENUES, OUR BUSINESS WOULD BE MATERIALLY HARMED.

   We derive over 80% of our revenues from the sale of advertisements on our network. If we fail to sell advertising, our revenues will be significantly reduced. Market acceptance of Internet-based advertising is uncertain and depends largely on advertisers' determinations that the Internet is an effective medium for advertising. Most of our customers have limited experience with the Internet as an advertising medium. Our ability to generate significant advertising revenues depends upon several other factors, including:

   - the development of a large, demographically attractive base of users on our network;

   - our ability to continue to develop and update effective advertising delivery and measurement systems; and/or

   - our ability to maintain and increase our advertising rates given the growing number of outlets for advertisers on the Internet;

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

DUE TO THE PENDING MERGER WITH iVILLAGE, WE EXPECT OUR ADVERTISING REVENUES TO DECREASE SIGNIFICANTLY.

   As a result of the announcement on February 5, 2001 of our pending merger with iVillage, Inc., numerous advertisers have informed us of their intent to delay current and future advertising on our network until the iVillage merger has been completed. We expect the merger with iVillage to be completed in the second quarter of 2001. Accordingly, we expect our advertising revenues to decrease significantly in the second quarter of 2001. If the merger with iVillage is not completed and we continue to operate as an independent company, advertisers that have delayed current and future advertising may choose to discontinue advertising on our network entirely, which could significantly harm our business.

IF WE ARE UNABLE TO COMPLY WITH THE NASDAQ NATIONAL MARKET'S CONTINUED LISTING REQUIREMENTS, OUR COMMON STOCK MAY BE DELISTED FROM NASDAQ.

    On December 29, 2000, we received a letter from the Nasdaq Stock Market, Inc. stating that Women.com had failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days, which is required for continued listing on the Nasdaq National Market. We have until March 28, 2001 to regain compliance with this rule. If we are not able to demonstrate compliance with this rule on or before March 28, 2001, then our common stock may be delisted upon written notice from the Nasdaq National Market. If our common stock is delisted, it would seriously limit the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business or harm our business.

THE HEARST CORPORATION CONTROLS ACTIONS REQUIRING BOARD AND STOCKHOLDER APPROVAL WHICH WEAKENS THE EFFECT OF OTHER STOCKHOLDERS' VOTES.

   Hearst representatives currently fill four of the eight seats on our board of directors. In addition, Hearst beneficially owns approximately 46% of our outstanding common stock. Given Hearst's share ownership, Hearst is able to elect additional directors. Any action taken by our board requires the approval of at least six directors. As a result, at least one Hearst representative must approve all actions taken by our board, which could significantly influence our corporate direction and policies, including any mergers, acquisitions, consolidations, strategic relationships or sales of assets. Hearst's board representation and stock ownership may discourage or prevent transactions involving an actual or potential change of control, including transactions in which stockholders would otherwise receive a premium for their shares. In addition, the interests of Hearst, which owns or has significant investments in other businesses, including cable television networks, newspapers, magazines and electronic media, may from time to time be competitive with, or otherwise diverge from, our interests, particularly with respect to new business opportunities and future acquisitions.

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

   We rely on Astronet to generate a significant portion of our page views and Astronet depends on America Online for traffic. In December 2000, approximately 20% of our page views were generated by Astronet and, during the same period, approximately 30% of Astronet's traffic was generated by America Online. If the popularity of our Astronet site declines, or if America Online stops carrying our Astronet site, our number of visitors and page views would decrease significantly and our business could be materially harmed.

OUR PROMOTION OF THE WOMEN.COM BRAND MUST BE SUCCESSFUL FOR US TO ATTRACT USERS AS WELL AS ADVERTISERS AND OTHER STRATEGIC PARTNERS.

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

WE MUST ESTABLISH AND MAINTAIN ONLINE DISTRIBUTION CHANNELS TO GENERATE TRAFFIC TO OUR NETWORK TO BE SUCCESSFUL.

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

WE MAY PURSUE STRATEGIC ACQUISITIONS AND OUR BUSINESS COULD BE MATERIALLY HARMED IF WE FAIL TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES.

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

OUR SYSTEMS MAY FAIL OR BE INTERRUPTED AND THEREBY LIMIT OUR USER TRAFFIC AND POTENTIALLY HARM OUR BUSINESS.

   If our network fails for any reason, even for only a short period of time, our business and reputation would be materially harmed. We rely on third parties for proper functioning of our computer infrastructure and delivery of our product. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The recent power shortages and potential for future power shortages in California could cause future interruptions in our network. In May and June 1999, user access to our pregnancy channel was disrupted as a result of a system failure. Although this disruption has been remedied, we may encounter unforeseen difficulties in maintaining full access to this or other channels on our network, and, therefore, there may be additional delays. This failure and any additional failures may adversely affect our user traffic results in our current or any future quarters, which could adversely affect our revenues and operating results and harm our reputation with users, advertisers and commerce partners.

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

IF USE OF THE INTERNET DOES NOT CONTINUE TO GROW, OUR BUSINESS WILL BE MATERIALLY HARMED.

   Our market is new and rapidly evolving. Our business would be significantly harmed if Internet usage does not continue to grow. Internet usage may not grow for a number of reasons such as:

   -  security concerns;

   -  inconsistent quality of service;

   -  inadequate network infrastructure;

   - consumers returning to traditional or alternative sources for information, shopping and services;

   -  lack of cost-effective, high-speed connectivity; and/or

   -  the failure of the Internet as a viable commercial marketplace.

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

CONSUMER PROTECTION PRIVACY REGULATIONS COULD IMPAIR OUR ABILITY TO OBTAIN INFORMATION ABOUT OUR USERS.

   Our network captures information regarding our registered members to tailor content to them and assist advertisers in targeting their advertising campaigns to particular demographic groups. However, privacy concerns may cause users to resist providing the personal data necessary to support this tailoring capability. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our network. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed.

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

TRADING IN OUR SHARES COULD BE SUBJECT TO EXTREME PRICE FLUCTUATIONS AND YOU COULD HAVE DIFFICULTY TRADING YOUR SHARES.

   Our stock price may fluctuate dramatically due to a number of factors such as:

   -  actual or anticipated quarterly variations in our operating results;

   - changes in market expectations of our future financial performance or changes in the estimates of securities analysts;

   -  a limited public float due to Hearst's share ownership;

   -  announcements by our competitors; and/or

   - conditions affecting the market for Internet stocks or the stock market in general.

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

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN.

This report contains forward-looking statements that involve risks and uncertainties and actual results that differ from those statements may materially harm our business.

This report contains forward-looking statements that are inherently uncertain. We use words such as "anticipates," "believes," "plans," "expects" "future," "intends" and similar expressions to identify any forward looking statements. Each of these forward-looking statements involves risks and uncertainties. In addition to forward-looking statements made by us, this report may also contain forward-looking statements attributed to third parties regarding estimates of the growth of the use of the Internet by women, electronic-commerce over the Internet and spending by advertisers on the Internet. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above in "Risk Factors" and elsewhere in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July, 1999, the Financial Accounting Standard Boards issued SFAS No. 137, ("SFAS 137"),"Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of the fiscal year beginning after June 15, 2000. The adoption of SFAS 133 and SFAS 137 is not expected to have a material effect on Women.com's financial position or results of operations.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Women.com was required to adopt SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on Women.com's financial position or results of operations.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on Women.com's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Women.com maintains its cash equivalents in an institutional money market fund. As of December 31, 2000 all of Women.com's cash equivalent investments will mature in three months or less. Women.com did not hold derivative financial instruments as of December 31, 2000 and has never held any such instruments. Currently all sales and expenses are denominated in U.S. dollars and as a result no foreign exchange gains or losses have been experienced to date. Women.com Networks does not expect any transactions in foreign currencies during 2001 nor has it engaged in foreign currency hedging to date.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Part IV, Item 14 of this Form 10-K for Women.com's Financial Statements and Notes thereto.

   The following table sets forth selected unaudited quarterly information for Women.com's last eight fiscal quarters. Women.com believes that all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

                                             THREE MONTHS ENDED
                               -------------------------------------------------
                               MARCH 31     JUNE 30   SEPTEMBER 30   DECEMBER 30
                               --------     -------   ------------   -----------
                                               (In Thousands)
YEAR ENDED DECEMBER 31, 1999
Net revenues                   $  3,413     $  6,018    $  7,236       $13,356
Net loss attributable to
   common shareholders         $(13,095)    $(17,294)   $(17,051)      $(9,333)
Basic and diluted net loss
   per share attributable to
   common shareholders         $  (0.48)    $  (0.57)   $  (0.56)      $ (0.21)
Shares used in computing
   basic and diluted net
   loss per share                13,830       19,666      30,453        44,024

                                             THREE MONTHS ENDED
                               -------------------------------------------------
                               MARCH 31     JUNE 30   SEPTEMBER 30   DECEMBER 30
                               --------     -------   ------------   -----------
                                               (In Thousands)
YEAR ENDED DECEMBER 31, 2000
Net revenues                   $ 14,365     $ 12,275    $  8,845      $  8,162
Net loss attributable to
   common shareholders         $(15,472)    $(16,621)   $(29,902)     $(59,197)
Basic and diluted net loss
   per share attributable to
   common shareholders         $  (0.34)    $  (0.36)   $  (0.64)     $  (1.26)
Shares used in computing
   basic and diluted net
   loss per share                46,128       46,682      46,831        47,100

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below is information regarding our executive officers as of March 1, 2001:


           NAME                         AGE   POSITION
           ----                         ----  --------
           Marleen McDaniel.........    51    Chairperson, Chief Executive Officer and President
           Gina Garrubbo............    40    Executive Vice President, Sales
           Ellen Pack...............    35    Founder and Senior Vice President, Programming
           Gregory Panawek..........    50    Senior Vice President and Chief Financial Officer
           A. Erin Ruane............    36    Senior Vice President, Business  and Corporate
                                              Development




                James Asher...................   51   Director
                Cathleen Black................   56   Director
                Mark Miller...................   53   Director
                Alfred Sikes..................   61   Director
                David Galloway................   57   Director
                William Miller................   75   Director
                Barry Weinman.................   61   Director

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

   Ellen Pack founded Women.com in 1992 and has served as our Senior Vice President, Programming, since inception. From 1990 to 1992, Ms. Pack served as Chief Operating Officer of Torque Systems, Inc., a workflow software company. Ms. Pack holds a B.A. in Economics and an M.B.A. from Columbia University.

   Gregory Panawek has served as our Senior Vice President and Chief Financial Officer since August 2000. Prior to this, Mr. Panawek served as Chief Financial Officer for the SoftAd Corporation, a software development company, and Riss Intermodal Corporation, a transportation company. Mr. Panawek holds a B.S. in Engineering and an M.B.A. from the University of California at Berkeley.

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

   James Asher was appointed to the board of directors of Women.com as a representative of Hearst in September 1999. Mr. Asher has served as Senior Vice President and Chief Legal and Development Officer of The Hearst Corporation since March 2000 and served as Vice President and Chief Legal and Development Officer at the Hearst Corporation from October 1997 to March 2000. From 1990 to 1997, Mr. Asher served as Managing Partner and Executive Committee Chair of the law firm of Rogers & Wells. Mr. Asher holds a B.A. in Government from Harvard University and an L.L.B. from New York University School of Law.

   Cathleen Black was appointed to the board of directors of Women.com as a representative of Hearst in January 1999. She has served as the President of Hearst Magazines, a division of The Hearst Corporation, since November 1995. From 1983 to 1991, Ms. Black was the President of USA Today. From 1991 to November 1995, Ms. Black served as the President and Chief Executive Officer of the Newspaper Association of America. Ms. Black also serves on the board of directors of the Coca-Cola Company, International Business Machines and The Hearst Corporation. Ms. Black holds a B.A. in English Literature from Trinity College in Washington, D.C.

   Mark Miller was appointed to the board of directors of Women.com as a representative of Hearst in January 1999. Mr. Miller has held several management roles within The Hearst Corporation since 1973, serving as Executive Vice President and General Manager of Hearst Magazines, a division of Hearst Communications, Inc., since 1985. Mr. Miller is a Vice President and serves on the board of directors of The Hearst Corporation and is a Trustee of The Hearst Family Trust. Mr. Miller holds a B.S. in Economics from the Wharton School of Commerce and Finance.

   Alfred Sikes was appointed to the board of directors of Women.com as a representative of Hearst in January 1999. Mr. Sikes has served as both Vice President of The Hearst Corporation, and President of Hearst Interactive Media, a unit of The Hearst Corporation, since March 1993. From August 1989 to January 1993, Mr. Sikes served as Chairman of the Federal Communications Commission. Mr. Sikes also serves on the board of directors Hughes Electronics, Inc. Mr. Sikes holds a B.A. from Westminster College and a J.D. from the University of Missouri Law School.

   David Galloway was appointed as a director as a representative of Torstar in September 1999. Mr. Galloway has served as the President and Chief Executive Officer of Torstar Corporation, a Canadian media company, since September 1988. Mr. Galloway joined Torstar in 1981 and served as President and Chief Executive Officer for Harlequin Enterprises, Ltd., a subsidiary, of Torstar from 1982 to 1988. Prior to joining Torstar, Mr. Galloway was a partner in the Canada Consulting Group, a strategic management consulting group, for approximately ten years. Mr. Galloway also serves on the board of directors of the Bank of Montreal. Mr. Galloway holds a B.A. from the University of Toronto and an M.B.A. from the Harvard Graduate School of Business.

   William Miller has served as one of our directors since October 1998. Mr. Miller currently serves as Chairman of the Board of Sentius Corporation and as Chairman of the Board of Borland Software Corporation. In 1990, Mr. Miller retired from his positions as Chief Executive Officer of SRI International, a market research company, a position he had held since 1979. Mr. Miller is a professor emeritus at the Stanford School of Business. Mr. Miller holds a Ph.D. in Physics from Purdue University.

   Barry Weinman has served as one of our directors since August 1995. Mr. Weinman is a general partner of Media Technology Ventures/AVI Management and is Managing Director of Allegis Capital, a family of venture capital firms. Mr. Weinman is also on the board of directors of TalkCity, Inc., a provider of online interactive services, Quokka Sports, Inc., an online sports entertainment company, Be, Inc., a computer software company, and hotU, Inc., an applications service provider for college students. Mr. Weinman holds a B.S. in Industrial Engineering from Clarkson College of Technology and an M.A. in International Relations from the London School of Economics/University of Southern California.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent Stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that Mr. Weinman failed to file one report covering one transaction.


ITEM 11. EXECUTIVE COMPENSATION

                             SUMMARY OF COMPENSATION

    The following table shows for the fiscal years ended December 31, 1998, 1999 and 2000, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other five most highly compensated executive officers as of December 31, 2000 (the "Named Executive Officers"):

                                                                                   LONG TERM
                                                                                 COMPENSATION
                                                                                   NUMBER OF
                                                                                   SECURITIES
                                                            ANNUAL COMPENSATION    UNDERLYING     RESTRICTED
                                                            -------------------   OPTIONS/STOCK     STOCK          OTHER ANNUAL
NAME AND PRINCIPAL POSITION                                  YEAR      SALARY($)   AWARDS(#)(1)    AWARDS($)     COMPENSATION($)(2)
- --------------------------------------------------------    -------------------- --------------   ----------    -------------------
Marleen McDaniel.........................................    2000       350,000      575,000        21,875           35,000(2)
    Chairman and Chief Executive Officer                     1999       226,741      600,000            --               --



                                                               1998      190,833      650,000           --              --


Michael Perry(6) .........................................     2000      126,654           --           --              --
    Chief Financial Officer                                    1999      200,000           --           --              --
                                                               1998       41,667      300,000           --              --

Greg Panawek(7) ..........................................     2000       75,000      200,000        8,750           6,500(2)
    Chief Financial Officer

Gina Garrubbo ............................................     2000      250,000       60,000       10,938         110,814(3)
    Executive Vice President, Sales                            1999      105,182      235,000           --         200,770(3)
                                                               1998      156,250       25,000           --          73,452(3)

Ellen Pack ...............................................     2000      225,000      117,000       16,188          20,000(2)
    Founder, General Manager and Senior Vice President         1999      167,500      200,000           --              --
                                                               1998      132,500      275,000           --              --

A. Erin Ruane ............................................     2000      230,000       83,200       15,313          20,000(2)
    Senior Vice President, Business Development                1999      143,670      100,000           --              --
                                                               1998      100,256       25,000           --              --
David Brandin(8) .........................................     2000      172,826       75,000           --           6,050(4)
    Senior Vice President, International                       1999       26,683       76,500           --         158,560(5)


- -----------------
(1) Except for the 1998 grant of options to purchase 150,000 shares of common stock to Ms. McDaniel, 25,000 shares of common stock to Ms. Garrubbo, 75,000 shares of common stock to Ms. Pack and 10,000 shares of common stock to Ms. Ruane under our 1994 Stock Option Plan, all of which vest in 24 equal monthly installments from the vesting commencement date, all 1998 option grants, were made under our 1998 Equity Incentive Plan and vest 1/4 of the total one year after the vesting commencement date and 1/48 of the total monthly thereafter. Except for the 1999 grant of options to purchase 85,000 shares to Ms. Garrubbo made under our 1998 Equity Incentive Plan which vests 1/4 of the total one year after the vesting commencement date and 1/48 of the total monthly thereafter, all 1999 option grants were made under our 1998 Equity Incentive Plan and vest monthly over 48 months from the date of grant. Except for the 2000 grant of options to purchase 225,000 shares of common stock to Mr. Panawek under our 1998 Equity Incentive Plan, which vests 1/4 of the total one year after the vesting commencement date and 1/48 of the total monthly thereafter, and the restricted stock awards of 50,000 shares of common stock granted to Ms.McDaniel, 20,000 shares granted to Mr. Panawek, 25,000 shares granted to Ms. Garrubbo, 37,000 shares granted to Ms. Pack and 35,000 shares granted to Ms. Ruane, which 1/4 of the total every six months following the vesting commencement date, all 2000 option grants and stock awards were made under our 1998 Equity Incentive Plan and vest monthly over 48 months from the date of grant. All options provide for acceleration of vesting upon certain change of control events as described in our 1994 Stock Option Plan and 1998 Equity Incentive Plan.

(2) Represents payments made under our key executive retention bonus plan.

(3) Represents sales commissions.

(4) Represents payments made to Mr. Brandin in his capacity as a consultant to the Company.

(5) Represents consulting fees paid to Mr. Brandin in his capacity as an independent contractor to the Company.

(6) Mr. Perry was hired in October 1998. Mr. Perry's employment with the Company terminated on June 2, 2000.

(7) Mr. Panawek was hired in September 2000.

(8) Mr. Brandin was hired in November 1999. Mr. Brandin's employment with the Company terminated on December 6, 2000


                        STOCK OPTION GRANTS AND EXERCISES

    The Company grants options to its executive officers under its Amended and Restated 1998 Equity Incentive Plan (the "Incentive Plan"). As of February 28, 2001, options to purchase a total of 6,030,313 shares were outstanding under the Incentive Plan and the Company's Amended and Restated 1994 Stock Option Plan. As of February 28, 2001, options to purchase 5,196,450 shares remained available for grant under the Incentive Plan.

   The following tables show for the fiscal year ended December 31, 2000, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                    Individual Grants
                                ------------------------------------------------------------
                                                    % OF TOTAL
                                                  OPTIONS/STOCK                                 POTENTIAL REALIZABLE VALUE
                                   SHARES             AWARDS                                      AT ASSUMED ANNUAL RATES
                                 UNDERLYING         GRANTED TO     EXERCISE                       OF STOCK APPRECIATION FOR
                                  OPTIONS/           EMPLOYED      OR BASE                             OPTION TERM ($)(4)
                                STOCK AWARDS          FISCAL       PRICE PER     EXPIRATION     -------------------------------
                                  GRANTED(#)          YEAR(%)       SHARE($)        DATE               5%              10%
                                ------------      --------------  -----------    -----------    ------------------------------
Marleen McDaniel ........         125,000(1)             3.4      $   4.9375        5/1/2010         388,149          983,612
                                  400,000(1)            10.8            3.25        9/5/2010         817,570        2,071,810
                                   50,000(3)             1.4           .4375      11/29/2010          13,757           34,862

MICHAEL PERRY ...........              --                 --              --              --              --               --

Greg Panawek ............         200,000(2)             5.4           3.031       9/20/2010         381,239          966,101
                                   20,000(3)              .5           .4375      11/29/2010           5,503           13,954

Gina Garrubbo ...........          10,000(1)              .3          4.9375        5/1/2010          31,052           78,689
                                   25,000(1)              .7            3.25        9/5/2010          51,098          129,488
                                   25,000(3)              .7           .4375      11/29/2010           6,879           17,431
Ellen Pack ..............          30,000(1)              .8          4.9375        5/1/2010          93,156          236,067
                                   50,000(1)             1.4            3.25        9/5/2010         102,196          258,976
                                   37,000(3)             1.0           .4375      11/29/2010          10,180           25,798
A. Erin Ruane ...........          10,000(1)              .3          4.9375        5/1/2010          31,052           78,689
                                   38,500(1)             1.0            3.25        9/5/2010          78,691          199,412
                                   35,000(3)              .9           .4375      11/29/2010           9,630           24,404
David Brandin ...........          50,000(2)             1.4          4.9375        5/1/2010         155,260          393,445

- -----------------------
(1) Options vest monthly over four years from the date of grant.

(2) Options vest 1/4 of the total one year after the vesting commencement date and 1/48 of the total monthly thereafter.

(3) Stock awards vest 1/4 of the total every six months after the vesting commencement date.

(4) The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated assuming that the fair market value of common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth.

AGGREGATED OPTION EXERCISES IN 2000 AND DECEMBER 31, 2000 OPTION VALUES

    The following table sets forth summary information concerning options exercised in 2000, the number of shares underlying unexercised stock options as of December 31, 2000 and the value of in-the-money options as of December 31, 2000 held by the Named Executive Officers. The value of unexercised in-the-money options at fiscal year end is based on $0.2188 per share, the assumed fair market value of the common stock at December 31, 2000, less the exercise price per share.



                                                                       NUMBER OF SECURITIES
                                                                      UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                                                                      OPTIONS/STOCK AWARDS AT            IN-THE-MONEY OPTIONS AT
                                                                       DECEMBER 31, 2000(#)                DECEMBER 31, 2000($)
                              SHARES ACQUIRED        VALUE         ------------------------------      ---------------------------
NAME                           ON EXERCISE(#)    REALIZED($)(1)       VESTED           UNVESTED           VESTED        UNVESTED
- -------------------------     ---------------    --------------    ------------     -------------      ------------    -----------
Marleen McDaniel ........                --                --           695,724         1,154,276             2,220             --
Michael Perry(2) ........           118,750            45,522                --                --                --             --
Greg Panawek ............                --                --                --           220,000                --             --
Gina Garrubbo ...........            36,459             9,844            95,832           211,668                --             --
Ellen Pack ..............                --                --           263,746           335,547               463             --
A. Erin Ruane ...........            11,459             5,013            44,425           159,075                --             --
David Brandin ...........               500             1,632            20,312           104,688                --             --


- ----------------
(1) Value realized is based on the fair market value of the Company's common stock on the date of exercise minus the exercise price.

(2) Pursuant to the termination of Mr. Perry's employment with the Company, all unexercised options held by Mr. Perry expired on September 2, 2000.

COMPENSATION OF DIRECTORS

    Our directors who are also our employees receive no compensation for serving on the Board of Directors. We reimburse our non-employee directors for all travel and other reasonable expenses incurred in attending Board of Director and committee meetings to the extent they are not reimbursed by their employers. Our non-employee directors, who are not officers, employees or directors of Hearst or any of its subsidiaries, are also eligible to receive nonstatutory stock option grants under the 1998 Equity Incentive Plan. Pursuant to such plan, Mr. William Miller received a grant of an option to purchase 15,000 shares of common stock in December 1998. This option vested monthly over a two-year period. The exercise price of such option is $2.75 per share.

                         EMPLOYMENT SEVERANCE AGREEMENT

    Pursuant to an employment agreement, dated as of January 29, 1999, between Women.com and Ms. McDaniel, Ms. McDaniel serves as our Chairman and Chief Executive Officer through January 29, 2002. Under the terms of her employment agreement, Ms. McDaniel was entitled to an initial annual base salary of $200,000, subject to annual adjustment, and is eligible to participate in any cash bonus program. Ms. McDaniel is entitled to severance benefits in the event that, prior to January 27, 2002, her employment with Women.com is terminated involuntarily without cause or voluntarily within sixty days of a material reduction in her responsibilities or compensation or a relocation of her place of employment by more than fifty miles. These severance benefits include continuation of base salary and benefits until the longer of six months from termination or January 27, 2002, and acceleration of vesting on all options that would have vested as of January 27, 2002.

    On December 6, 2000, Women.com entered into a separation and consulting agreement with David Brandin, a former executive of the Company. Pursuant to this agreement, Mr. Brandin's employment relationship with the Company was terminated and he was retained as a consultant to Women.com for a period of six months.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our compensation committee. No interlocking relationship exists between the board of directors or the compensation committee and the board of directors or the compensation committee of any other company, nor has any such interlocking relationship existed in the past. See "Item 13. Certain Relationships and Related Transactions" for a discussion of matters between Women.com and members of the compensation committee.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
ON EXECUTIVE COMPENSATION(1)

    The Compensation Committee is currently composed of three directors: Ms. McDaniel and Messrs. Sikes and Weinman. The Compensation Committee is responsible for recommending to the Board of Directors the Company's compensation programs for all employees, including executives. For executive officers, the Committee evaluates performance and recommends compensation policies and levels to the Board.

COMPENSATION PHILOSOPHY

    The goals of the compensation program are to closely align compensation with business objectives and performance and to enable the Company to attract and retain the highest quality executive officers and all other employees, reward them for the Company's progress and motivate them to enhance long-term stockholder value. Key elements of this philosophy are as follows:

    - The Company pays competitively with comparable technology companies, both inside and outside its industry, with which the Company competes for talent. To ensure that compensation is competitive, the Company compares its practices with other Internet companies and sets its parameters based on this comparison.

    - The Company maintains short- to long-term incentive opportunities for all employees sufficient to provide motivation to achieve specific operating goals and to generate rewards that bring total compensation to competitive levels.

    - The Company provides significant equity-based incentives for executives and all other employees to ensure that they are motivated over the long term to respond to the Company's business challenges and opportunities as owners and not just as employees.

    BASE SALARY. The Committee annually reviews each executive officer's base salary. When reviewing base salaries, the Committee considers individual and corporate performance, levels of responsibility, prior experience, breadth of knowledge and competitive pay

- --------
(1) This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

practices. Base salaries for executive officers were increased by 25% to 42% for fiscal 2000 compared to fiscal 1999. The increases were due to fiscal 1999 goals being met and the need to remain within the range of competitive salaries for comparable companies.

    NEAR-TERM INCENTIVES. In November 1999, the Company adopted the Women.com FY 2000 Bonus Plan, an incentive award plan for all employees of the Company, including all executive officers. The Bonus Plan was effective for the 2000 fiscal year. The actual incentive award earned depended on the achievement of specified financial and other goals of the Company and individual performance objectives. The Committee and the full Board of Directors reviewed and approved the annual performance objectives for the Company. The Company objectives consisted of operating, strategic and financial goals that are considered to be critical to the Company's fundamental long-term goal of building stockholder value. Cash bonuses were paid on an annual basis based upon achievement of certain specified corporate goals. The Board of Directors determines the percentage of salary to be paid on an individual basis.

    LONG-TERM INCENTIVES. The Company's long-term incentive program consists of the 1998 Equity Incentive Plan ("Incentive Plan") and the Employee Stock Purchase Plan ("ESPP"). The Incentive Plan is designed to enhance the long-term goals of the Company. The options have a time-based vesting provision which encourages employees to remain with the Company. Through option grants, executives and employees receive significant equity incentives to build long-term stockholder value. Grants are made at 100% of fair market value on the date of grant. Executives receive value from these grants only if the Company's common stock appreciates over the long-term. Because the amount of the existing equity participation by the executives was below average for fiscal 1999, additional option grants were made to the Named Executive Officers in fiscal 2000. The Board awarded grants in order to provide significant links between executive compensation and stockholder interests. Such grants were intended to provide incentive to successfully achieve certain specified revenue targets and operating goals and to maximize stockholder value over the next several years. All employees of the Company, including executive officers, may participate in the ESPP, which allows employees to purchase shares of the Company's common stock at a discount through payroll deduction.

CORPORATE PERFORMANCE AND CHIEF EXECUTIVE OFFICER COMPENSATION

    Ms. McDaniel's base salary during fiscal 2000 as Chief Executive Officer was $350,000. Ms. McDaniel's fiscal 2000 base salary was based largely on fiscal 1999 performance. In May 2000, Ms. McDaniel received an additional stock option grant for 125,000 shares of common stock and, in September 2000, Ms. McDaniel received an additional stock option grant for 400,000 shares of common stock. These additional stock option grants are based largely on the achievement of several key objectives in 2000.

LIMITATION ON DEDUCTION OF COMPENSATION PAID TO CERTAIN EXECUTIVE OFFICERS

    Section 162(m) of the Code limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code.

    The statute containing this law and the applicable proposed Treasury regulations offer a number of transitional exceptions to this deduction limit for pre-existing compensation plans, arrangements and binding contracts. As a result, the Compensation Committee believes that at the present time it is quite unlikely that the compensation paid to any Named Executive Officer in a taxable year which is subject to the deduction limit will exceed $1 million. Therefore, the Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to its Named Executive Officers shall be designed to qualify as "performance-based compensation."

CONCLUSION

    Through the plans described above, a significant portion of the Company's executive compensation program, including Ms. McDaniel's compensation, is contingent on Company performance, and realization of benefits is closely linked to increases in long-term stockholder value. The Company remains committed to this philosophy of pay for performance, recognizing that the competitive market for talented executives and the volatility of the Company's business may result in highly variable compensation for a particular time period.

                             COMPENSATION COMMITTEE


                             Marleen McDaniel
                             Alfred Sikes
                             Barry Weinman

PERFORMANCE MEASUREMENT COMPARISON(1)

    The following graph shows the total stockholder return of an investment of $100 in cash on October 15, 1999 for (i) the Company's common stock, (ii) the Russell 2000 Index (the "Russell 2000") and (iii) the Bloomberg U.S. Internet Index ("Bloomberg"). All values assume reinvestment of the full amount of all dividends and are calculated as of December 31, 1999; March 31, 2000; June 30, 2000; September 30, 2000; and December 31, 2000.






                               [PERFORMANCE GRAPH]




                                     WOMEN.COM    RUSSELL 2000      BLOOMBERG
                                     ---------    ------------      ---------
          October 15, 1999            $100.00        $100.00         $100.00
          December 31, 1999            142.50         121.71          165.11
          March 31, 2000                82.50         130.00          149.79
          June 30, 2000                 20.63         124.72          110.76
          September 30, 2000            27.34         125.72          103.53



          December 31, 2000              2.19         116.60           55.61


(1) This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of the Company's common stock as of February 28, 2001 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.



                                                                                                 PERCENTAGE OF
                                                                         NUMBER OF SHARES         COMMON STOCK
   NAME AND ADDRESS OF BENEFICIAL OWNERS                                BENEFICIALLY OWNED      BENEFICIALLY OWNED
   -------------------------------------                                ------------------      ------------------
   Hearst Communications, Inc.(1)..................................           21,576,447               45.7%
     The Hearst Corporation
     959 Eighth Avenue
     New York, NY 10019
   Marleen McDaniel(2).............................................            1,204,889                2.5
   Barry Weinman(3)................................................            1,646,145                3.5
   William Miller(4)...............................................               17,500                  *
   James Asher.....................................................               12,300                  *
   Cathleen Black..................................................                1,000                  *
   Alfred Sikes(5).................................................                3,000                  *
   Mark Miller.....................................................                   --                 --
   David Galloway(6)...............................................            1,376,000                2.9
   Ellen Pack(7)...................................................              932,189                2.0
   Gina Garrubbo(8)................................................              255,831                  *
   Greg Panawek....................................................                   --                 --
   A. Erin Ruane (9)...............................................               71,177                  *
   Michael Perry...................................................                   --                 --
   David Brandin(10)...............................................               43,375                  *
   All executive officers and directors as a group
      (14 persons)(11).............................................            5,567,406               11.5

- ---------------

*   Less than one percent.

    This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 47,253,399 shares outstanding on February 28, 2001, adjusted as required by rules promulgated by the SEC.

(1) The Hearst Family Trust is the sole stockholder of The Hearst Corporation. Hearst Communications, Inc. is a wholly-owned indirect subsidiary of The Hearst Corporation.

(2) Includes 834,889 shares issuable upon exercise of options exercisable within 60 days of February 28, 2001.

(3) Includes 231,933 shares held by Associated Venture Investors III, L.P., 1,395,775 shares held by AVI Capital, L.P. and 15,937 shares held by AVI Silicon Valley Partners, L.P. Mr. Weinman, a director of Women.com, is a member of AVI Management Partners III, L.P., which the General Partner of Associated Venture Investors III, L.P., AVI Capital, L.P. and AVI Silicon Valley Partners, L.P. Mr. Weinman disclaims beneficial ownership of shares held by such entities except for his proportional interest therein. Also includes 2,500 shares held by Mr. Weinman's spouse.

(4) Includes 2,500 shares held in a trust for the benefit of Mr. Miller and 15,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2001.

(5)  Includes 500 shares held by Mr. Sikes' spouse.

(6) Includes 1,375,000 shares held by Torstar Corporation. David Galloway is the President and Chief Executive Officer of Torstar Corporation. Mr. Galloway does not have voting or investment power over the shares held by Torstar and disclaims beneficial ownership of such shares.

(7) Includes 306,871 shares issuable upon exercise of options exercisable within 60 days of February 28, 2001.

(8) Includes 118,332 shares issuable upon exercise of options exercisable within 60 days of February 28, 2001.

(9) Includes 59,716 shares issuable upon exercise of options exercisable within 60 days of February 28, 2001.

(10) Includes 26,562 shares issuable upon exercise of options exercisable within 60 days of February 28, 2001.

(11) Includes the shares described in footnotes (2) through (10).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Since January 2000, Women.com has been a party to several transactions in which the amount involved exceeded $60,000 and in which the following persons had a direct or indirect material interest: (1) any of Women.com's directors or executive officers, (2) any nominee for election as one of Women.com's directors; (3) any person or entity who is known by Women.com to own beneficially more than five percent (5%) of Women.com's outstanding stock and
(4) any member of the immediate family of any of the foregoing persons. These transactions include:

    On January 27, 1999, Women.com Networks and Hearst Communications entered into a magazine content license and hosting agreement relating to the production and hosting of Web sites for various Hearst magazines and the license of Hearst intellectual property rights. This magazine content license and hosting agreement was subsequently amended and restated on January 29, 2001. Pursuant to the Amended and Restated Magazine Content License and Hosting Agreement between Women.com and Hearst Communications, Women.com and Hearst
Communications have incorporated into Women.com's network of websites several websites affiliated with various magazines owned and published by Hearst Communications, including the U.S. edition of Cosmopolitan, Country Living,
Good Housekeeping, House Beautiful, Redbook, and Town & Country. Under this agreement, Women.com hosts, develops, and promotes the magazine-related websites described above and has on-line distribution rights to the content published on those websites. For such services, Hearst Communications pays Women.com service fees and Women.com shares with Hearst Communications a portion of advertising and e-commerce revenue generated from the Hearst magazine-related websites. This agreement has an initial term that ends on January 27, 2005 and it automatically renews for three consecutive six-year terms absent notice from one party to the other of an intention not to renew. Mr. Asher, Ms. Black, Mr. Miller and Mr. Sikes, board members of Women.com, are the Vice President and Chief Legal and Development Officer of Hearst Communications, the President of Hearst Magazines, the Executive Vice President and General Manager of Hearst Magazines, and the President of Hearst New Media & Technology, a unit of Hearst, respectively. Hearst owns approximately 46% of outstanding Women.com common stock.

    In June 1999, Women.com Networks LLC, the predecessor in interest to Women.com, entered into a website hosting and development agreement with Torstar Corporation and its subsidiary, Harlequin Enterprises Limited, pursuant to which Women.com produced and hosted a web site for which Harlequin was the primary content provider. On July 1, 2000, Harlequin Enterprises and Women.com entered into a website transition agreement whereby the original website hosting and development agreement terminated and the hosting and maintenance of the Harlequin website was transitioned back to Harlequin. Mr. Galloway, the Chief Executive Officer of Torstar, is a member of Women.com's Board of Directors.

    In December 2000, Women.com entered into a separation and consulting agreement with David Brandin, a former executive officer of the Company. Pursuant to this agreement, Mr. Brandin's employment relationship with the Company was terminated and he was retained as a consultant to Women.com for a period of six months.

    In August 2000, Women.com entered into an advertising and promotion agreement with Lifetime Entertainment Services under which Women.com agreed to purchase advertising on the Lifetime Television Network. Concurrent with the Advertising and Promotion Agreement, Lifetime agreed to purchase 2,250,204 shares of Women.com common stock for the aggregate purchase price of $8.6 million. These agreements originally provided that Lifetime would purchase the shares of Women.com common stock on January 1, 2001 and Women.com would commence purchasing advertising on the Lifetime Television Network on January 1, 2001. Women.com and Lifetime have orally agreed to postpone their respective obligations under these agreements. In the event that Women.com and Lifetime agree to perform under the advertising and promotion agreement and related stock purchase agreement, Lifetime will have the right to terminate both agreements within 90 days following the proposed merger with iVillage, Inc. Hearst

Communications indirectly owns a 50% interest in Lifetime Entertainment Services. Hearst Communications owns approximately 46% of outstanding Women.com common stock and Mr. Asher, Ms. Black, Mr. Miller and Mr. Sikes, board members of Women.com, serve in various management roles for entities affiliated with Hearst.

    In June 2000, Women.com Ventures Limited, a company incorporated in England and wholly-owned subsidiary of Women.com, entered into a joint venture with Nat Mag Ventures Limited, a subsidiary of Hearst, for the creation and promotion of a website aimed principally at women in the United Kingdom, "UK.Women.com." According to the terms of this joint venture, Hearst is to contribute capital and licensed content, and Women.com is to contribute licensed content and Internet expertise.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

   The following documents are being filed as part of this Report:

   (a) Financial Statements


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                           ----
Report of Independent Accountants........................................................................   37
Consolidated Balance Sheets as of December 31,  1999 and 2000............................................   38
Consolidated Statements of Operations for the three years ended December 31, 2000........................   39
Consolidated Statements of Stockholders' Equity (Deficit) for the three years ended December 31, 2000....   40
Consolidated Statements of Cash Flows for the three years ended December 31, 2000........................   41
Notes to Consolidated Financial Statements...............................................................   43

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Women.com Networks, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Women.com Networks, Inc. and its subsidiaries, at December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Women.com Networks, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   The accompanying consolidated financial statements have been prepared assuming that Women.com Networks, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Women.com Networks, Inc. has suffered recurring losses from operations that raises substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 14, 2001

                            WOMEN.COM NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS


                                                                                                 DECEMBER 31,
                                                                                           -------------------------
                                                                                             1999            2000
                                                                                           ---------       ---------
Current assets:
  Cash and cash equivalents .........................................................      $  87,242       $  30,135
  Accounts receivable, less allowance for doubtful accounts of $353 and $763,
      respectively...................................................................         15,131           6,056
  Accounts receivable -- related party ..............................................          1,197             604
  Prepaid and other current assets ..................................................          4,082           3,111
                                                                                           ---------       ---------
          Total current assets ......................................................        107,652          39,906
  Property and equipment, net .......................................................          9,069          12,700
  Intangible assets, net ............................................................         53,651              --
  Restricted cash ...................................................................          1,447           1,520
  Other assets ......................................................................            720           3,800
                                                                                           ---------       ---------
          Total assets ..............................................................      $ 172,539       $  57,926
                                                                                           =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................................      $   6,239       $   2,246
  Accounts payable -- related party .................................................            253             298
  Accrued liabilities ...............................................................          2,765           5,360
  Deferred revenue ..................................................................          5,208           2,632
                                                                                           ---------       ---------
          Total current liabilities .................................................         14,465          10,536
                                                                                           ---------       ---------
Commitments and contingencies (Note 7)
Stockholders' equity:
  Preferred stock, par value: $.001
     Authorized: 5,000 shares. None issued and outstanding ..........................             --              --
  Common stock, par value: $.001
     Authorized: 195,000 shares
     Issued and outstanding:  45,704 shares at December 31, 1999 and 47,247 at
       December 31, 2000 ............................................................             45              47
  Additional paid-in capital ........................................................        244,154         252,465
  Notes receivable from stockholders ................................................            (44)            (44)
  Unearned compensation .............................................................         (3,059)           (865)
  Accumulated deficit ...............................................................        (83,022)       (204,213)
                                                                                           ---------       ---------
          Total stockholders' equity ................................................        158,074          47,390
                                                                                           ---------       ---------

           Total liabilities and stockholders' equity ...............................      $ 172,539       $  57,926
                                                                                           =========       =========

        The accompanying notes are an integral part of these consolidated financial statements.

                            WOMEN.COM NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------------

                                                                                     1998           1999            2000
                                                                                   --------       --------       ---------
Net revenues ................................................................      $  7,247       $ 27,060       $  40,173
Net revenues, related party .................................................            --          2,963           3,474
                                                                                   --------       --------       ---------
          Total net revenues ................................................         7,247         30,023          43,647
                                                                                   --------       --------       ---------
Operating expenses
   Production, product and technology .......................................         6,124         23,678          40,447
  Sales and marketing .......................................................        12,262         36,050          45,954
  General and administrative ................................................         1,928          8,006          11,918
  Amortization of acquired intangibles ......................................           517         20,482          29,138
  Impairment of goodwill and other intangible assets and tangible fixed
     abandonment of certain assets ..........................................            --             --          36,933
                                                                                   --------       --------       ---------
          Total operating expenses ..........................................        20,831         88,216         164,390
                                                                                   --------       --------       ---------
Loss from operations ........................................................       (13,584)       (58,193)       (120,743)
  Other income, net .........................................................           539          1,420           3,552
  Loss on investment ........................................................            --             --          (4,000)
                                                                                   --------       --------       ---------
Net loss ....................................................................       (13,045)       (56,773)       (121,191)
Dividend accretion on mandatorily redeemable convertible preferred stock ....          (570)          (295)             --
                                                                                   --------       --------       ---------
Net loss attributable to common stockholders ................................      $(13,615)      $(57,068)      $(121,191)
                                                                                   ========       ========       =========

Basic and diluted net loss per share attributable to common stockholders ....      $ (10.52)      $  (2.11)      $   (2.59)
                                                                                   ========       ========       =========

Shares used in computing basic and diluted net loss per share ...............         1,294         27,062          46,803
                                                                                   ========       ========       =========



        The accompanying notes are an integral part of these consolidated financial statements.

                            WOMEN.COM NETWORKS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                        CONVERTIBLE UNITS             COMMON STOCK         ADDITIONAL       NOTES
                                      -----------------------     ----------------------     PAID-IN      RECEIVABLE
                                        SHARES        AMOUNT       SHARES       AMOUNT       CAPITAL   FROM STOCKHOLDERS
                                      ---------     ---------     ---------    ---------    ---------  -----------------
Balances, December 31, 1997 ......           --     $      --           749    $       1    $     126     $     (44)
  Issuance of common stock
    pursuant to exercise of
    stock options ................           --            --            73           --           15            --
  Issuance of common stock
    pursuant to acquisition of
    Wild Wild Web ................           --            --           675            2        1,753            --
  Issuance of warrants ...........           --            --            --           --          226            --
  Unearned compensation ..........           --            --            --           --        3,149            --
  Amortization of unearned
    compensation .................           --            --            --           --           --            --
  Accretion of mandatorily
    redeemable convertible
    preferred stock ..............           --            --            --           --           --            --
  Net loss .......................           --            --            --           --           --            --
                                      ---------     ---------     ---------    ---------    ---------     ---------
Balances, December 31, 1998 ......           --            --         1,497            3        5,269           (44)
  Issuance of common stock
    pursuant to exercise of
    stock options ................           --            --           877           --          462            --
  Issuance of common stock
    pursuant to acquisition of
    HomeArts .....................           --            --        17,799           18       85,332            --
  Issuance of common stock
    pursuant to exercise of
    common and preferred stock
    warrants .....................           --            --           180           --            3            --
  Issuance of restricted
    stock ........................           --            --            31           --          231            --
  Issuance of convertible
    units ........................        2,000        19,249            --           --           --            --
  Conversion of convertible
    units into common stock ......       (2,000)      (19,249)        2,000            2       19,247            --
  Accretion of mandatorily
    redeemable convertible
    preferred stock ..............           --            --            --           --           --            --
  Conversion of preferred
    stock and warrants into
    common stock and
    warrants .....................           --            --        13,438           13       35,702            --
  Issuance of common stock for
    cash .........................           --            --         5,319            5       55,682            --
  Issuance of common stock
    pursuant to stock
    dividends ....................           --            --           250           --           --            --
  Issuance of common stock for
    cash in initial public
    offering, net of offering
    expenses of $1,944 ...........           --            --         4,313            4       38,159            --
  Unearned compensation ..........           --            --            --           --        4,067            --
  Amortization of unearned
    compensation .................           --            --            --           --           --            --
  Net loss .......................           --            --            --           --           --            --
                                      ---------     ---------     ---------    ---------    ---------     ---------
Balances, December 31, 1999 ......           --            --        45,704           45      244,154           (44)
Issuance of common stock
    pursuant to exercise of
    stock options ................           --            --           409           --          625            --
  Issuance of common stock
    pursuant to employee stock
    purchase plan ................           --            --           419            1        1,232            --
  Issuance of common stock
    pursuant to acquisition of
    EZSharing.com ................           --            --           715            1        9,207            --
  Unearned compensation related to
    stock grants .................           --            --            --           --          378            --
  Cancellation of options
     upon  termination ...........           --            --            --           --       (3,131)           --
  Amortization of unearned
    compensation .................           --            --            --           --           --            --
  Net loss .......................           --            --            --           --           --            --
                                      ---------     ---------     ---------    ---------    ---------     ---------
Balances, December 31, 2000 ......           --     $      --        47,247    $      47    $ 252,465     $     (44)
                                      =========     =========     =========    =========    =========     =========


                                                                        TOTAL
                                      UNEARNED     ACCUMULATED       STOCKHOLDERS'
                                    COMPENSATION     DEFICIT       EQUITY (DEFICIT)
                                    ------------   -----------     ---------------
Balances, December 31, 1997 ......    $      --     $ (12,339)        $ (12,256)
  Issuance of common stock
    pursuant to exercise of
    stock options ................           --            --                15
  Issuance of common stock
    pursuant to acquisition of
    Wild Wild Web ................           --            --             1,755
  Issuance of warrants ...........           --            --               226
  Unearned compensation ..........       (3,149)           --                --
  Amortization of unearned
    compensation .................        1,170            --             1,170
  Accretion of mandatorily
    redeemable convertible
    preferred stock ..............           --          (570)             (570)
  Net loss .......................           --       (13,045)          (13,045)
                                      ---------     ---------         ---------
Balances, December 31, 1998 ......       (1,979)      (25,954)          (22,705)
  Issuance of common stock
    pursuant to exercise of
    stock options ................           --            --               462
  Issuance of common stock
    pursuant to acquisition of
    HomeArts .....................           --            --            85,350
  Issuance of common stock
    pursuant to exercise of
    common and preferred stock
    warrants .....................           --            --                 3
  Issuance of restricted
    stock ........................           --            --               231
  Issuance of convertible
    units ........................           --            --            19,249
  Conversion of convertible
    units into common stock ......           --            --                --
  Accretion of mandatorily
    redeemable convertible
    preferred stock ..............           --          (295)             (295)
  Conversion of preferred
    stock and warrants into
    common stock and
    warrants .....................           --            --            35,715
  Issuance of common stock for
    cash .........................           --            --            55,687
  Issuance of common stock
    pursuant to stock
    dividends ....................           --            --                --
  Issuance of common stock for
    cash in initial public
    offering, net of offering
    expenses of $1,944 ...........           --            --            38,163
  Unearned compensation ..........       (4,067)           --                --
  Amortization of unearned
    compensation .................        2,987            --             2,987
  Net loss .......................           --       (56,773)          (56,773)
                                      ---------     ---------         ---------
Balances, December 31, 1999 ......       (3,059)      (83,022)          158,074
Issuance of common stock
    pursuant to exercise of
    stock options ................           --            --               625
  Issuance of common stock
    pursuant to employee stock
    purchase plan ................           --            --             1,233
  Issuance of common stock
    pursuant to acquisition of
    EZSharing.com ................           --            --             9,208
  Unearned compensation related to
    stock grants .................         (378)           --                --
  Cancellation of options
     upon  termination ...........        3,131            --                --
  Amortization of unearned
    compensation .................         (559)           --              (559)
  Net loss .......................           --      (121,191)         (121,191)
                                      ---------     ---------         ---------
Balances, December 31, 2000 ......    $    (865)    $(204,213)        $  47,390
                                      =========     =========         =========

        The accompanying notes are an integral part of these consolidated financial statements.

                             WOMEN.COM NETWORKS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------------
                                                                                            1998          1999          2000
                                                                                         ---------     ---------     ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss ............................................................................    $ (13,045)    $ (56,773)    $(121,191)
Adjustments to reconcile net loss to net cash used in operating activities, net of the effects of acquisitions:
  Depreciation and amortization of tangible assets ..................................          323         1,682         5,088
  Amortization of intangibles .......................................................          517        20,482        29,138
  Impairment of goodwill and other intangible assets and abandonment of
     certain tangible fixed assets ..................................................           --            --        36,933
  Provision for doubtful accounts ...................................................          248            77           410
  Amortization of stock-based compensation ..........................................        1,170         2,987          (559)
  Loss on investment ................................................................           --            --         4,000
  Issuance of common stock warrant in exchange for financing services ...............           15            --            --
  Issuance of restricted stock in exchange for services .............................           --           231            --
  (Increase) decrease in accounts receivable ........................................       (1,728)      (11,239)        8,665
  (Increase) decrease in accounts receivable -- related party .......................           --        (1,197)          593
  (Increase) decrease in prepaid and other current assets ...........................         (502)        5,040         1,121
  Increase in restricted cash .......................................................           --        (1,447)          (73)
  Increase in other long term assets ................................................           --            --        (3,080)
  Increase (decrease) in accounts payable ...........................................        1,907         3,407        (3,993)
  Increase in accounts payable -- related party .....................................           --           253            45
  Increase (decrease) in accrued liabilities ........................................          433        (1,679)        2,595
  (Decrease) increase in deferred revenue ...........................................       (1,031)        3,628        (2,576)
                                                                                         ---------     ---------     ---------
        Net cash used in operating activities .......................................      (11,693)      (34,548)      (42,884)
                                                                                         ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment ...............................................       (1,075)       (7,161)       (9,237)
Acquisition of Internethoroscope.com, net of cash ...................................           --          (237)           --
Acquisition of EZSharing.com, net of cash ...........................................           --            --        (2,020)
Acquisition of World Gaming Corporation, net of cash ................................           --        (9,155)         (503)
Investment in Medical Self Care, Inc. ...............................................           --            --        (4,000)
Acquisition of ParentTime website ...................................................           --            --          (321)
Cash received from HomeArts acquisition .............................................           --        12,907            --
                                                                                         ---------     ---------     ---------
        Net cash used in investing activities .......................................       (1,075)       (3,646)      (16,081)
                                                                                         ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock and warrants and convertible units,
 net of issuance costs ...............................................................      20,049        19,249            --
Proceeds from issuance of common stock, net of issuance costs .......................           --        93,850            --
Proceeds from issuance of common stock pursuant to employee stock purchase plan .....           --            --         1,233
Proceeds from exercise of common stock options and warrants .........................           15           465           625
Principal payments under capital lease obligations ..................................          (50)          (15)           --
Principal payment under term loan ...................................................         (244)         (348)           --
Proceeds from notes payable .........................................................          348            --            --
                                                                                         ---------     ---------     ---------
        Net cash provided by financing activities ...................................       20,118       113,201         1,858
                                                                                         ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents ................................        7,350        75,007       (57,107)
Cash and equivalents at beginning of period .........................................        4,885        12,235        87,242
                                                                                         ---------     ---------     ---------
Cash and cash equivalents at end of period ..........................................    $  12,235     $  87,242     $  30,135
                                                                                         =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Revenue and advertising expense from barter transactions ............................    $     656     $     228     $      93
Supplemental disclosure of noncash financing information:
Accretion of preferred stock ........................................................    $     570     $     295           $--
Conversion of notes payable and accrued interest to preferred stock .................    $   2,017     $      --           $--
Unearned compensation related to stock options grants (cancellations), net ..........    $   3,149     $   4,067     $  (3,131)
Unearned compensation related to stock grants .......................................    $      --     $      --     $     378
Issuance of Series D mandatorily redeemable convertible preferred stock .............    $     226     $      --     $      --
 warrant in exchange for services
Net exercise of preferred stock warrants ............................................    $      --     $      15     $      --
Conversion of mandatorily redeemable convertible preferred stock and warrants
 and convertible units into common stock and warrants ................................   $      --     $  54,904     $      --
Liabilities assumed in connection with acquisition of Wild Wild Web, Inc:
  Fair value of assets acquired .....................................................    $   2,065
  Common stock issued ...............................................................       (1,755)
                                                                                         ---------
  Liabilities assumed ...............................................................    $     310
                                                                                         =========
Liabilities assumed in connection with acquisition of HomeArts:
  Fair value of assets acquired .....................................................                  $  76,148
  Cash received .....................................................................                     12,907
  Common stock issued ...............................................................                    (85,350)
                                                                                                       ---------
  Liabilities assumed ...............................................................                  $   3,705
                                                                                                       =========
Liabilities assumed in connection with acquisition of World Gaming Corporation:


                                                                                                YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------------
                                                                                            1998          1999          2000
                                                                                         ---------     ---------     ---------

  Fair value of assets acquired......................................................                  $   9,320
  Net cash paid .....................................................................                     (9,155)
                                                                                                       ---------
  Liabilities assumed ...............................................................                  $     165
                                                                                                       =========
Liabilities assumed in connection with acquisition of EZSharing.com:
  Fair value of assets acquired .....................................................                                $  11,228
  Common stock issued ...............................................................                                   (9,208)
  Cash paid .........................................................................                                   (2,020)
                                                                                                                     ---------
  Liabilities assumed ...............................................................                                $      --
                                                                                                                     =========


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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared assuming that Women.com will continue as a going concern. Women.com has suffered recurring losses from operations and has an accumulated deficit of $204.2 million. Women.com has entered into a definitive agreement whereby iVillage, Inc. would acquire all of the outstanding shares of Women.com (see Note 13). If the sale does not happen, Women.com will need to raise additional capital to fund their 2001 operations. There can be no assurance that the sale to iVillage, Inc. will occur or that Women.com will be successful in raising additional funding if the sale does not occur. If the sale to iVillage does not occur, Women.com will resume its efforts to raise additional funding and may have to reduce certain discretionary spending and scale back its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of consolidation

   These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company include the useful lives of fixed assets and the recoverability of fixed assets, goodwill and other intangible assets and certain accruals.

Cash and cash equivalents

   Women.com considers all highly liquid investments with original or remaining maturities at the date of purchase of three months or less to be cash equivalents. The majority of Women.com's cash and cash equivalents are held in a short-term investment portfolio.

Fair value of financial instruments

   Carrying amounts of Women.com's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

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

Intangible assets

    Goodwill and other intangible assets include advertising and viewership base, trade name, assembled workforce and covenant not to compete. They are carried at cost less accumulated amortization. Goodwill and other identifiable intangible assets are amortized on a straight-line basis over the estimated periods of benefit, which range from two to five years.

Impairment of long lived-assets

    Women.com evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

    Women.com also assesses the impairment of enterprise level goodwill periodically in accordance with the provisions of Accounting Principles Board
(APB) No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors Women.com considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in stock price for a sustained period, and our market capitalization relative to net book value. When Women.com determines that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

Revenue recognition

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

   Sponsorship and advertising revenues were approximately 74%, 83% and 79% of total revenues for the years ended December 31, 1998, 1999 and 2000, respectively.

   Advertising revenues include barter revenues, which are the exchange by Women.com of advertising space on Women.com's web sites for reciprocal advertising space on other web sites. Women.com has adopted the provisions of EITF 99-17 "Accounting for Advertising Barter Transactions" and revenues from these barter transactions are recorded as advertising revenues at the fair value of the advertising delivered only if the fair value of the advertising surrendered in the barter transaction is determinable based on the Company's own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transaction. Barter expenses are recorded when Women.com's advertisements are run on the reciprocal web sites, which is typically in the same period as when advertisements are run on Women.com's web sites. Barter revenues represented 9% of net revenues for the year ended December 31, 1998 and less than 1% of net revenues for the years ended December 31, 1999 and 2000. 17.2 million impressions were surrendered and received in the year ended December 31, 2000 in barter transactions for which a fair value was not determinable based on the provisions of EITF 99-17.

   Production revenues represent fees for content and site production. Production revenues are derived from contracts in which Women.com designs and develops content for third parties, for use principally on the Women.com network. Women.com recognizes production revenues as earned, which is generally on a time and materials basis. To the extent that committed obligations under production agreements are not met, revenue recognition is deferred until the obligations are met.

   E-commerce revenues consisted of commissions from the sale of magazine subscriptions and books sold on the network, sales of services on Astronet including personalized reports and readings and, to a lesser extent, payments from affiliate sales programs. Affiliate program e-commerce net revenues are recognized upon notification from the affiliate. Since Women.com does not meet the definition of a principal in any of these transactions the Company reports revenue net in accordance with the provisions of EITF 99-19 "Reporting Revenue Gross as a Principal Versus Net as an Agent".

Advertising

   Women.com expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 1998, 1999 and 2000 was $4.0 million, $13.5 million and $10.8 million , respectively.

Income taxes

   Women.com accounts for income taxes using the liability method under which deferred tax assets and liabilities are calculated using current tax laws and rates in effect at the balance sheet date. A valuation allowance is recorded when it is more likely than not that the net deferred tax asset will not be recovered.

Stock-based compensation

   Women.com accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Women.com has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which also requires pro forma disclosures in the financial statements as if the measurement provisions of SFAS 123 had been adopted. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the deemed fair value of Women.com's stock and exercise price. Stock options issued to non-employees have been accounted for in accordance with SFAS 123 and valued using the Black-Scholes option pricing model.

Certain risks and concentrations

   The majority of Women.com's cash and cash equivalents as of December 31, 2000 are on deposit in a money market fund.

   Financial instruments which potentially subject Women.com to concentrations of credit risk consist principally of trade accounts receivable.

   Women.com provides advertising to a variety of customers for placement on its Web sites and generally does not require collateral. Although Women.com maintains an allowance for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 1998 one customer accounted for 10.6% of accounts receivable. No individual customer accounted for 10% or more of accounts receivable at December 31, 1999. At December 31, 2000 two individual customers accounted for 19.0% and 13.1% of accounts receivable. One individual customer accounted for 21% of revenues for the year ended December 31, 1998. No individual customer accounted for 10% or more of revenues in either fiscal year 1999 or 2000.

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated, (in thousands, except per share amounts):


                                                                                      YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                  1998          1999          2000
                                                                               ---------     ---------     ---------
Numerator:
  Net loss ................................................................    $ (13,045)    $ (56,773)    $(121,191)
  Accretion of mandatorily redeemable convertible
    preferred stock to redemption value ...................................         (570)         (295)           --
                                                                               ---------     ---------     ---------
  Net loss attributable to common stockholders ............................    $ (13,615)    $ (57,068)    $(121,191)
                                                                               =========     =========     =========
Denominator:
  Shares used in computing basic and diluted net loss per share ...........        1,294        27,062        46,803
                                                                               =========     =========     =========

  Basic and diluted net loss per share attributable to
    common stockholders ...................................................    $  (10.52)    $   (2.11)    $   (2.59)
                                                                               =========     =========     =========
Antidilutive securities including options, warrants, preferred stock
  and convertible units not included in net loss per share calculation ....       18,607         8,091         7,343
                                                                               =========     =========     =========


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

Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July, 1999, the Financial Accounting Standard Boards issued SFAS No. 137, ("SFAS 137"),"Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of the fiscal year beginning after June 15, 2000. The adoption of SFAS 133 and SFAS 137 is not expected to have a material effect on the Company's financial position or results of operations.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial position or results of operations. The Company was required to adopt SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 becomes effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

NOTE 3 -- ACQUISITIONS

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

   The allocation of the purchase price is summarized below (in thousands):


                 Intangibles...................................................   $ 14,078
                 Goodwill......................................................     49,470
                 Prepaid advertising...........................................      5,680
                 Property and equipment........................................      2,044
                 Net current assets............................................     15,166
                                                                                  --------
                           Total purchase price................................   $ 86,438
                                                                                  ========

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


               Intangible asset -- viewership base.................................   $3,834
               Goodwill............................................................    5,001
               Net assets..........................................................      580
                                                                                      ------
                         Total purchase price......................................   $9,415
                                                                                      ======

   The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired has been recorded as goodwill. The intangibles and goodwill are being amortized on a straight-line basis over a period of three years.

   During 2000, an additional $503,000 was paid in connection with the acquisition of World Gaming Corporation. This amount was recorded as additional goodwill.

   On February 14, 2000, Women.com acquired EZSharing.com, Inc. for consideration of $2.0 million in cash and 715,215 shares of common stock. The common stock was valued at approximately $9.2 million dollars in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"). This acquisition has been accounted for using the purchase method of accounting. The total purchase price of $11.2 million has been allocated to the intangible asset acquired and is being amortized over its estimated useful economic life of 3 years (in thousands).



               Intangible asset -- assembled workforce.............................   $   350
               Goodwill............................................................    10,378
               Net assets..........................................................       500
                                                                                      -------
                         Total purchase price......................................   $11,228
                                                                                      =======



   The following unaudited pro forma financial information reflects the results of operations for the years ended December 31, 1999 and 2000 as if the acquisitions of World Gaming Corporation, EZSharing.com, HomeArts and HomeArts' acquisition of Astronet had occurred on January 1, 1999 and 2000, respectively after including the impact of certain adjustments such as increased amortization expense due to the recording of intangible assets. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 1999 or 2000, and may not be indicative of future operating results (in thousands, except per share amounts):


                                                                                     YEAR ENDED        YEAR ENDED
                                                                                     DECEMBER 31,      DECEMBER 31,
                                                                                         1999              2000
                                                                                    -------------     -------------
             Net revenues ......................................................    $      32,597     $      43,647
             Loss from operations ..............................................          (68,596)         (121,502)
             Net loss attributable to common stockholders ......................          (67,481)         (121,502)
             Pro forma basic and diluted net loss per share ....................    $       (1.90)    $       (2.56)


NOTE 4 -- BALANCE SHEET COMPONENTS (IN THOUSANDS)


                                                                                              DECEMBER 31,
                                                                                    -------------------------------
                                                                                         1999              2000
                                                                                    -------------     -------------
         Accounts receivable, less allowance for doubtful accounts
           Accounts receivable - billed ........................................    $      14,981     $       6,389
           Accounts receivable - unbilled ......................................              503               430
           Allowance for doubtful accounts .....................................             (353)             (763)
                                                                                    -------------     -------------
                                                                                    $      15,131     $       6,056
                                                                                    =============     =============
         Prepaid and other current assets
           Prepaid advertising .................................................    $       3,000     $         613
           Prepaid distribution ................................................               --             1,625
           Other prepaid expenses and current assets ...........................            1,082               873
                                                                                    -------------     -------------
                                                                                    $       4,082     $       3,111
                                                                                    =============     =============
         Property and equipment, net
           Computer equipment and software .....................................    $       9,248     $      15,000
           Furniture and fixtures ..............................................              969             1,297
           Leasehold improvements ..............................................            1,188             3,304
                                                                                    -------------     -------------
                                                                                           11,405            19,601
           Less accumulated depreciation and amortization ......................           (2,336)           (6,901)
                                                                                    -------------     -------------
                                                                                    $       9,069     $      12,700
                                                                                    =============     =============

As of December 31, 2000, Women.com identified certain tangible fixed assets that are not currently being used in the Company's operations and, therefore, have no value to the company. The net book value of these assets, totaling $1.1 million, was written off in the financial statements for the year ended December 31, 2000.


                                                                                             DECEMBER 31,
                                                                                    -------------------------------
                                                                                         1999              2000
                                                                                    -------------     -------------
         Other assets
           Prepaid advertising .................................................    $         567     $          --
           Deferred cost .......................................................               --             3,536
           Other assets ........................................................              153               264
                                                                                    -------------     -------------
                                                                                    $         720     $       3,800
                                                                                    =============     =============

Deferred cost of $3.5 million represents amounts paid to a customer in connection with entering into an agreement to purchase $15 million of advertising on the Women.com network. This amount will be amortized against revenue as it is earned and recognized.


                                                                         DECEMBER 31,
                                                                ------------------------------
                                                                     1999             2000
                                                                -------------    -------------
Accrued liabilities
  Online distribution ......................................    $         277    $       2,440
  Accrued compensation and related benefits ................            2,187            1,053
  Other accrued liabilities ................................              301            1,867
                                                                -------------    -------------
                                                                $       2,765    $       5,360
                                                                =============    =============


NOTE 5 -- GOODWILL AND OTHER INTANGIBLE ASSETS

    During the fourth quarter of 2000, Women.com performed an impairment assessment of the identifiable intangible assets and goodwill recorded upon the acquisitions of Wild Wild Web, Inc., HomeArts, Internethoroscopes.com International, World Gaming Corporation and EZSharing.com, Inc. The assessment was performed primarily due to the significant decline in Women.com's stock price since the date the shares issued in each acquisition were valued and the overall decline in internet advertising revenue growth. As a result of the review, Women.com recorded a $35.9 million impairment charge to for goodwill and other intangible assets. The charge was determined based upon the estimated discounted cash flows using a discount rate of 20%. The assumptions supporting the cash flows including the discount rate were determined using the best available estimates.

    Amortization expense for goodwill and intangible assets for the years ended December 31, 1998, 1999 and 2000 was approximately $0.5 million, $20.5 million and $29.1 million, respectively. Goodwill, intangible assets and the related accumulated amortization as of December 31, 1999 and 2000 was as follows:


                                                                           DECEMBER 31,
                                                                  -------------------------------
                                                                       1999              2000
                                                                  -------------     -------------
Intangible assets
  Advertising and viewership base ............................    $      17,515     $      17,515
  Assembled workforce ........................................            1,872             2,222
  Covenant not to compete ....................................               66                66
  Goodwill ...................................................           54,985            65,987
  Tradename ..................................................              212               212
                                                                  -------------     -------------
                                                                         74,650            86,002
  Less accumulated amortization ..............................          (20,999)          (50,137)
  Impairment of goodwill and other intangible assets .........               --           (35,865)
                                                                  -------------     -------------
                                                                  $      53,651     $          --
                                                                  =============     =============


NOTE 6 -- DEFERRED REVENUE

   In connection with the issuance of Women.com's Series C preferred stock in July and August 1997, Women.com entered into investment agreements with two stockholders. Under the terms of the agreements, Women.com's right to retain $1,500,000 and $1,250,000 in proceeds from each of the two stockholders, respectively, was contingent upon Women.com's development of web sites in accordance with the timetable and requirements set forth in the agreements. In the event of discontinuation of the projects, the unused portion was to be returned or allocated for use on another project. Women.com had deferred the $1,500,000 and $1,250,000 and was recognizing revenues in accordance with development efforts. Women.com recognized revenues related to these agreements totaling $1,987,000 in 1998 and $763,000 in 1999. All revenues under these contracts were recognized as of December 31, 1999.

NOTE 7-- COMMITMENTS AND CONTINGENCIES

   Women.com leases its offices under noncancelable operating leases which expire through 2009. Women.com is committed to pay a portion of the building's operating expenses as determined under the agreements.

   At December 31, 2000, future minimum lease payments are as follows (in thousands):


                  2001.........................................................   $ 3,113
                  2002.........................................................     3,202
                  2003.........................................................     1,792
                  2004.........................................................     1,349
                  2005.........................................................     1,490
                  Thereafter...................................................     5,959
                                                                                  -------
                                                                                  $16,905
                                                                                  =======


   Rent expense was $604,000, $1,415,000 and $3,524,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

Letter of credit

   In August 1999, Women.com entered into a 10 year operating lease to commence January 1, 2000 which is collateralized by an irrevocable standby letter of credit with a U.S. financial institution. The letter of credit is for approximately $1.4 million and expires on January 31, 2001 with automatic one year renewals at the option of the financial institution. In January 2001, Women.com received notification that the letter of credit would not be renewed. (See Note 13.)

   The cash deposit collateralizing the letter of credit is reflected as restricted cash as of December 31, 1999 and 2000.

Advertising

   In 1998, 1999 and 2000, Women.com entered into certain non-cancelable on-line distribution agreements. As of December 31, 2000, $3.6 million of minimum payments are due in 2001.

Royalties

   In connection with the acquisition of HomeArts in 1999 (See Note 3), Women.com agreed to pay Hearst a royalty on the net advertising revenues generated from the Hearst magazine sites on the Women.com network or from proprietary Hearst content, until such time as Hearst has recouped the cumulative production costs incurred in the ongoing production of the Hearst magazine sites. The minimum aggregate royalty payable under this agreement is $6 million with a maximum amount payable in any year of $5 million. Thereafter, a royalty shall be payable, calculated as a percentage of the net advertising revenues dependent on the gross revenues generated. For the years ended December 31, 2000 and 1999, Women.com recorded a $1.3 million and $404,000 royalty to Hearst, respectively. As of December 31, 2000 the future minimum aggregate royalty payable under this agreement is $4.3 million.

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

NOTE 8-- MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

   At December 31, 2000, the Company had reserved shares of common stock for future issuance as follows (in thousands):


                       Warrants.............................................       22
                       Stock grants.........................................      890
                       Stock option plan....................................   13,264
                                                                               ------
                                                                               14,176
                                                                               ======

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


                                                                          WARRANTS OUTSTANDING
                                                                        -------------------------
                                                                                EXERCISE
                                                                        SHARES    PRICE    AMOUNT
                                                                        ------  ---------  ------
         Balance, December 31, 1997................................       110              $  270
           Warrants granted........................................       151    $ 3.95       596
                                                                         ----              ------
         Balance, December 31, 1998................................       261                 866
           Warrants exercised......................................       (21)   $  .13        (3)
           Conversion of preferred stock warrants..................     1,798    $ 3.24     5,831


                                                                         (240)   $ 3.60      (863)
                                                                       ------              ------
           Warrants, net exercised.................................
         Balance, December 31, 1999................................     1,798               5,831
           Expiration of warrants..................................    (1,776)   $ 3.27    (5,801)
                                                                       ------              ------
         Balance, December 31, 2000................................        22              $   30
                                                                       ======              ======


NOTE 10 -- EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

   Women.com's 401(k) savings plan (the "401(k) Plan") is a defined contribution retirement plan intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Women.com are eligible to participate in the 401(k) Plan pursuant to the terms of the Plan. Contributions by Women.com are discretionary and no contributions have been made by Women.com for the years ended December 31, 1998, 1999 and 2000.

Stock Option Plan

   Under Women.com's 1994 Stock Option Plan and 1998 Equity Incentive Plan, shares of Women.com's common stock have been reserved for the grant of stock purchase rights and stock options to employees, directors, or consultants under terms and provisions established by the Board of Directors. Under the terms of the Plans, incentive options may be granted to employees, and nonstatutory options and stock purchase rights may be granted to employees and consultants at prices no less than 100% and 85%, respectively, of the fair market value of Women.com's common stock at the date of grant, as determined by the Board of Directors. The options vest at a rate of 25% or 20% per year over a period of four or five years and expire ten years after the date of grant. In addition, under the 1994 Stock Option Plan, Women.com has a repurchase right for shares exercised when an employee ceases to be employed by Women.com.

   The following table summarizes activity under the Plans (in thousands, except per share amounts):


                                                                                             OPTIONS OUTSTANDING
                                                                                     ---------------------------------------
                                                                                                    WEIGHTED
                                                                       SHARES                       AVERAGE
                                                                    AVAILABLE FOR     NUMBER OF     EXERCISE
                                                                        GRANT          SHARES        PRICE         AMOUNT
                                                                    -------------    ----------   -------------  -----------
           Balance, December 31, 1997............................          650          1,266       $   .28      $       353
             Additional shares reserved..........................        1,850             --                             --
             Options granted.....................................       (2,111)         2,111          1.65            3,493
             Options canceled....................................          202           (202)          .37              (75)
             Options exercised...................................           --            (73)          .20              (15)
                                                                       -------         ------                    -----------
           Balance, December 31, 1998............................          591          3,102          1.21            3,756
             Additional shares reserved..........................        5,000             --                             --
             Restricted stock grant..............................          (79)            --                             --
             Options granted.....................................       (4,603)         4,603          9.58           44,091
             Options canceled....................................          536           (536)         4.24           (2,273)
             Options exercised...................................           --           (877)          .53             (462)
                                                                       -------         ------                    -----------
           Balance, December 31, 1999............................        1,445          6,292          7.17           45,112
             Additional shares reserved..........................        5,850             --                             --
             Options granted.....................................       (3,703)         3,703          4.58           16,960
             Options canceled....................................        3,241         (3,241)         5.97          (19,349)
             Options exercised...................................           --           (323)         1.72             (556)
                                                                       -------         ------                    -----------
           Balance, December 31, 2000............................        6,833          6,431       $  6.50      $    42,167
                                                                       =======         ======                    ===========




                                                                               OPTIONS EXERCISABLE AT
                            OPTIONS OUTSTANDING AT DECEMBER 31, 2000              DECEMBER 31, 2000
                        --------------------------------------------------  ----------------------------
                                              WEIGHTED
                                               AVERAGE         WEIGHTED                      WEIGHTED
                                              REMAINING         AVERAGE                       AVERAGE
                             NUMBER          CONTRACTUAL       EXERCISE          NUMBER       EXERCISE
   EXERCISE PRICE          OUTSTANDING      LIFE IN YEARS        PRICE         EXERCISABLE      PRICE
   ------------------   ---------------   ----------------  --------------    -------------  -----------
   $  .13  -  .30              100             5.50            $   .20              92          $ .20
   $  .37  -  .80              625             7.30                .55             241            .76
   $ 1.25  - 3.04            1,441             8.30               2.21             537           1.68



   $ 3.25 -  6.10            2,394             8.60               4.54              558            5.23
   $ 9.75 - 12.82              778             6.70              10.42              239           10.33
   $17.62                    1,093             8.80              17.62              299           17.62
                             -----                                                -----           -----
                             6,431                                                1,966           $5.98
                             =====                                                =====           =====


   At December 31, 1999 and 2000, 567,000 and 681,000 shares, respectively, were exercisable at a weighted average price of $.27 and $1.32, respectively.

Fair value disclosures

   Women.com has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Women.com, however, continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans.

   The fair value of each option grant is estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants:


                                                                             YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                   1998              1999              2000
                                                                 ---------      ----------------  --------------
 Risk-free interest rate....................................          5.00%      4.8% -- 6.17%    5.66% -- 6.67%
 Expected life..............................................       5 years            5 years           5 years
 Dividend yield.............................................             --                --                --
 Volatility.................................................             --                96%              188%

   The weighted average fair value of options granted in 1998, 1999 and 2000 are $3.11, $5.67 and $4.44, respectively.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options's vesting period. Women.com's pro forma information follows:


                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                       --------------------------------------------
                                                                                            1998           1999            2000
                                                                                       -------------  -------------   -------------
    Net loss attributable to common stockholders...................................    $    (13,615)  $    (57,068)   $   (121,191)
                                                                                       ============   ============    ============
    Net loss -- FAS 123 adjusted...................................................    $    (13,862)  $    (62,020)   $   (137,620)
                                                                                       ============   ============    ============
    Net loss per share-as reported (Note 2) Basic and diluted......................    $     (10.52)  $      (2.11)   $      (2.59)
                                                                                       ============   ============    ============
    Net loss per share -- FAS 123 adjusted Basic and diluted.......................    $     (10.71)  $      (2.29)   $      (2.94)
                                                                                       ============   ============    ============

   The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts. Additional awards in future years are anticipated.

Stock-based compensation

   In connection with certain stock option grants during the year ended December 31, 1998, Women.com recorded stock-based compensation totaling $3.1 million, which is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which is generally four years. Stock-based compensation amortization recognized during the year ended December 31, 1998 totaled $1,170,000. An additional $4,067,000 of unearned stock-based compensation charge was recorded for the year ended December 31, 1999. Amortization of the total stock-based compensation for the year ended December 31, 1999 totaled $2,987,000. In the year ended December 31, 2000, $592,000 of income was recognized due to the reversal of amounts previously charged in connection with the cancellation of unvested options offset by current amortization.

   On November 30, 2000, grants for 889,500 shares of stock were made to certain employees. These grants vest over two years, 25% at the end of each six month period. The weighted average fair value of each grant was $0.44. An additional $378,000 has been recorded as unearned compensation in connection with these grants and $33,000 has been amortized in the year ended December 31, 2000.

   Stock-based compensation expense (income) for the years ended December 31, 1998, 1999 and 2000 has been allocated across the relevant functional expense categories within operating expenses as follows (in thousands):


                                                                 1998         1999        2000
                                                              ---------    ---------   ---------
   Production, product and technology......................   $     396    $   1,314   $    (155)
   Sales and marketing.....................................         220          682        (339)


                                                                    554          991         (65)
                                                              ---------    ---------   ----------
   General and administrative..............................   $   1,170    $   2,987   $    (559)
                                                              =========    =========   ==========


NOTE 11 -- INCOME TAXES

   The components of the net deferred tax asset as of December 31, 1998, 1999 and 2000 are as follows (in thousands):



                                                                          1998         1999         2000
                                                                        --------     --------     --------
           Net operating loss carryforwards ........................    $  7,034     $ 14,721     $ 33,484
           Accrued liabilities .....................................         789          650        1,220
           Fixed asset and intangible basis difference .............          --        1,400        1,661
           Other ...................................................          --            6        1,692
                                                                        --------     --------     --------
                                                                           7,823       16,777       38,057
           Less valuation allowance ................................      (7,823)     (16,777)     (38,057)
                                                                        --------     --------     --------
                     Net deferred tax asset ........................    $     --     $     --     $     --
                                                                        ========     ========     ========

   Women.com has established a valuation allowance to the extent of its deferred tax asset due to the uncertainty that the benefit may not be realized in the future.

   At December 31, 2000, Women.com had federal and state net operating loss carryforwards of approximately $89.0 million and $73.4 million, respectively, available to offset future regular and alternative minimum taxable income. Women.com's federal net operating loss carryforwards will begin to expire in the year 2011. For state tax purposes, the net operating loss carryforwards will begin to expire in the year 2001.

   The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Women.com may have had an ownership change which may limit the utilization of these carryforwards.

NOTE 12 -- RELATED PARTIES

   In 1998, Women.com issued for cash 911,855 shares of Series D preferred stock to a customer. Total revenues from this customer in 1998 were $167,000. Receivable due from this customer at December 31, 1998 was $125,000.

   In 1998, Women.com issued 33,000 shares of Series D preferred stock to an officer of Women.com's recruiting service provider, who had been granted 41,119 shares of Series C preferred stock. Total expense incurred for this party in 1998 was $133,000. Payable due to the officer at December 31, 1998 was $17,000.

NOTE 13 -- SUBSEQUENT EVENTS

   In January 2001, Women.com received notification that the letter of credit related to its 10 year operating lease would not be renewed and, pursuant to the terms of the lease, the landlord exercised the right to request that the cash deposit collateralizing the letter of credit be transferred to the landlord's bank account and held as a security deposit on the lease.

   Women.com entered into a definitive agreement whereby iVillage, Inc., operator of the iVillage Network, would acquire all of the outstanding shares of Women.com. This transaction, if approved by the stockholders of Women.com and iVillage, is expected to close during the second quarter of 2001.

(b) Reports on Form 8-K

    A report on Form 8-K was filed on December 23, 1999 relating to the Company's acquisition of World Gaming Corporation.

    A report on Form 8-K was filed on February 13, 2001 related to iVillage, Inc.'s acquisition of the Company.

(c) Exhibits


           EXHIBIT
            NUMBER                     DESCRIPTION OF EXHIBIT
            ------                     ----------------------
            2.1***      Agreement and Plan of Merger dated as of February 5,
                        2001 among iVillage, Inc., a Delaware corporation,
                        Stanhope Acquisition Sub, LLC, a Delaware limited
                        liability company, and Women.com Networks, Inc., a
                        Delaware corporation.

            2.2**** Amendment No. 1 to Agreement and Plan of Merger dated as of February 22, 2001 among iVillage, Inc., a Delaware corporation, Stanhope Acquisition Sub, LLC, a Delaware limited liability company, and Women.com Networks, Inc., a Delaware corporation.


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

            10.14*      Second Amendment to Lease Agreement, dated August 31,
                        1997, by and between the Registrant and Carramerica
                        Realty Corporation

            10.15*      Third Amendment to Lease Agreement, dated October 27,
                        1998, by and between the Registrant and Carramerica
                        Realty Corporation

            10.19* Series D Preferred Stock Purchase Agreement by and among the Registrant and the purchasers of Series D Preferred
                        Stock, dated June 5, 1998

            10.20* Series E Preferred Stock Purchase Agreement by and among the Registrant and the purchasers of Series E Preferred
                        Stock, dated May 7, 1999


           EXHIBIT
            NUMBER                     DESCRIPTION OF EXHIBIT
            ------                     ----------------------
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

            10.33* Form of Stock Purchase Agreement by and between the Registrant and Hearst Communications, Inc.

            10.34*      Warrant Agreement by and between Women.com Networks and
                        HC Crown Corp., dated August 19, 1997

            10.35* Fifth Amendment to Lease Agreement, dated May 25, 1999, by and between the Registrant and Carramerica Realty
                        Corporation

            10.36*      Agreement of Lease between the Registrant and Polestar
                        Fifth Property Associates LLC, dated July 31, 1999

            23.1        Consent of Independent Accountants

            99.1***     Form of Stockholder Voting Agreement dated as of
                        February 5, 2001, between iVillage, Inc., a Delaware corporation, and Hearst Communications, Inc.

- ----------

* Incorporated by reference to the exhibit to the Registration Statement on Form S-1 (No. 333-78363).

** Incorporated by reference to the exhibit to the Registrants Report on Form 10-Q for the quarter ended September 30, 1999.

*** Incorporated by reference to the exhibit to the Registrants Report on Form 8K filed with the SEC on February 13, 2001.

**** Incorporated by reference to the exhibit to the Registrants Report on Form 8K filed with the SEC on March 7, 2001.

+ Confidential treatment has been granted by the SEC on portions of this Exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on April 2, 2001.

                          WOMEN.COM NETWORKS, INC.

                          By:            /s/ MARLEEN MCDANIEL
                             --------------------------------------------------
                                              Marleen McDaniel
                             Chairperson, Chief Executive Officer and President

                                POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENT, that the persons whose signatures appear below each severally constitutes and appoints Marleen McDaniel and Gregory Panawek, and each of them, as true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do, or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                  SIGNATURE                                       TITLE                            DATE
                  ---------                                       -----                            ----

            /s/ MARLEEN MCDANIEL                       Chairperson, Chief Executive           April 2, 2001
- --------------------------------------------         Officer and President (Principal
              Marleen McDaniel                              Executive Officer)


             /s/ GREGORY PANAWEK                        Senior Vice President and             April 2, 2001
- --------------------------------------------        Chief Financial Officer (Principal
                Greg Panawek                        Financial and Accounting Officer)


              /s/ BARRY WEINMAN                                  Director                     April 2, 2001
- --------------------------------------------
                Barry Weinman

             /s/ WILLIAM MILLER                                  Director                     April 2, 2001
- --------------------------------------------
               William Miller

             /s/ CATHLEEN BLACK                                  Director                     April 2, 2001
- --------------------------------------------
               Cathleen Black

              /s/ ALFRED SIKES                                   Director                     April 2, 2001
- --------------------------------------------
                Alfred Sikes

               /s/ MARK MILLER                                   Director                     April 2, 2001
- --------------------------------------------
                 Mark Miller

             /s/ DAVID GALLOWAY                                  Director                     April 2, 2001
- --------------------------------------------
               David Galloway

               /s/ JAMES ASHER                                   Director                     April 2, 2001
- --------------------------------------------
                 James Asher

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Women.com Networks, Inc.

   Our audits of the consolidated financial statements referred to in our report dated February 14, 2001 appearing in the 2000 Annual Report to Shareholders of Women.com Networks, Inc. as of December 31, 1999 and 2000, and for each of the three years in the period ended December 31, 2000, also included an audit of the financial statement schedule listed in Item 14(a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 14, 2001

                                                                  SCHEDULE II(a)

                            WOMEN.COM NETWORKS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                       BALANCE AT
                                                                        BEGINNING      ADDITIONS                    BALANCE AT
                                                                         OF YEAR     (REDUCTIONS)    WRITE-OFFS     END OF YEAR
                                                                       -----------   ------------   -----------    ------------
Allowance for doubtful accounts:
  Year ended December 31, 1998....................................      $     47      $      248     $     --       $      295
  Year ended December 31, 1999....................................           295              77           19              353
  Year ended December 31, 2000....................................           353           3,440        3,030              763
Valuation allowance for deferred tax assets:
  Year ended December 31, 1998....................................         3,498           4,325           --            7,823
  Year ended December 31, 1999....................................         7,823           8,954           --           16,777
  Year ended December 31, 2000....................................        16,777          21,280           --           38,057

                                  EXHIBIT INDEX


      EXHIBIT
       NUMBER                       DESCRIPTION OF EXHIBIT
       ------                       ----------------------
        2.1***  Agreement and Plan of Merger dated as of February 5, 2001 among
                iVillage, Inc., a Delaware corporation, Stanhope Acquisition
                Sub, LLC, a Delaware limited liability company, and Women.com
                Networks, Inc., a Delaware corporation.

        2.2**** Amendment No. 1 to Agreement and Plan of Merger dated as of
                February 22, 2001 among iVillage, Inc., a Delaware corporation,
                Stanhope Acquisition Sub, LLC, a Delaware limited liability company, and Women.com Networks, Inc., a Delaware corporation.

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

        10.24*  Asset Purchase Agreement by and among the Registrant, Wild Wild
                Web, Inc., Raymond B. Kropp and Victoria P. Kropp dated April 2,
                1998

        10.25*  Fourth Amendment to Lease Agreement by and between the
                Registrant and Carramerica Realty Corporation dated March 24,
                1999



       EXHIBIT
        NUMBER                       DESCRIPTION OF EXHIBIT
        ------                       ----------------------

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

        10.33* Form of Stock Purchase Agreement by and between the Registrant and Hearst Communications, Inc.

        10.34*  Warrant Agreement by and between Women.com Networks and HC Crown
                Corp., dated August 19, 1997

        10.35* Fifth Amendment to Lease Agreement, dated May 25, 1999, by and between the Registrant and Carramerica Realty Corporation

        10.36*  Agreement of Lease between the Registrant and Polestar Fifth
                Property Associates LLC, dated July 31, 1999

        23.1    Consent of Independent Accountants

        99.1*** Form of Stockholder Voting Agreement dated as of February 5,
                2001, between iVillage, Inc., a Delaware corporation, and Hearst
                Communications, Inc.

- ----------

* Incorporated by reference to the exhibit to the Registration Statement on Form S-1 (No. 333-78363).

** Incorporated by reference to the exhibit to the Registrants Report on Form 10-Q for the quarter ended September 30, 1999.

*** Incorporated by reference to the exhibit to the Registrants Report on Form 8K filed with the SEC on February 13, 2001.

**** Incorporated by reference to the exhibit to the Registrants Report on Form 8K filed with the SEC on March 7, 2001.

+ Confidential treatment has been granted by the SEC on portions of this Exhibit.