Form 10-Q
period 2001-03-31
WOMEN COM NETWORKS INC
filed 2001-05-10
CIK 1084609

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of April 30, 2001 was 47,254,588.

                            WOMEN.COM NETWORKS, INC.
                                    FORM 10-Q
                                 MARCH 31, 2001

                                      INDEX

                                                                                                      PAGE
Part I. Financial Information
     Item 1. Financial Statements
          (a)  Consolidated Balance Sheets
               As of  March 31, 2001 and December 31, 2000 ..........................................    3
          (b)  Consolidated Statements of Operations
               For the Three  Months Ended March 31, 2001 and March 31, 2000 ........................    4
          (c)  Consolidated Statements of Cash Flow
               For the Three Months Ended March 31, 2001 and March 31, 2000 .........................    5
          (d)  Notes to Consolidated Financial Statements ...........................................    6
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ..    7
     Item 3. Quantitative and Qualitative Disclosures About Market Risk .............................   19

Part II. Other Information
     Item 1. Legal Proceedings ......................................................................   20
     Item 2. Changes in Securities and Use of Proceeds ..............................................   20
     Item 3. Defaults Upon Senior Securities ........................................................   20
     Item 4. Submission of Matters to a Vote of Security Holders ....................................   20
     Item 5. Other Information ......................................................................   20
     Item 6. Exhibits and Reports on Form 8-K .......................................................   20
Signature ...........................................................................................   21

Part I. Financial Information
Item 1. Financial Statements

WOMEN.COM NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

                                                            MARCH 31,   DECEMBER 31,
                                                               2001        2000
                                                            ---------    ---------
                                                           (UNAUDITED)
Assets
Current assets:
  Cash and cash equivalents .............................   $  20,179    $  30,135
  Accounts receivable, less allowance for doubtful
    accounts of $376 and $763, respectively .............       2,121        6,056
  Accounts receivable, related party ....................       1,053          604
  Prepaid and other current assets ......................       3,170        3,111
                                                            ---------    ---------
Total current assets ....................................      26,523       39,906
Property and equipment, net .............................      11,595       12,700
Other assets ............................................       5,072        5,320
                                                            ---------    ---------
Total assets ............................................   $  43,190    $  57,926
                                                            =========    =========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable ......................................   $   1,841    $   2,544
  Other current liabilities .............................       2,950        5,360
  Deferred revenue ......................................       1,482        2,632
                                                            ---------    ---------
Total current liabilities ...............................       6,273       10,536
                                                            ---------    ---------
Stockholders' equity:
  Common stock, $.001 par value
    Authorized 195,000 shares at March 31, 2001 and
    December 31, 2000
    Issued and outstanding; 47,255 shares at March 31,
    2001 and 47,247 shares at December 31, 2000 .........          47           47
  Additional paid in capital ............................     252,416      252,465
  Notes receivable from stockholders ....................         (44)         (44)
  Unearned compensation .................................        (595)        (865)
  Accumulated deficit ...................................    (214,907)    (204,213)
                                                            ---------    ---------
Total stockholders' equity ..............................      36,917       47,390
                                                            ---------    ---------
 Total liabilities and stockholders' equity .............   $  43,190    $  57,926
                                                            =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements

WOMEN.COM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

                                             QUARTER ENDED   QUARTER ENDED
                                             MARCH 31, 2001  MARCH 31, 2000
                                             --------------  --------------
Revenues .................................      $  5,072       $ 13,623
Revenues, related party ..................         1,349            742
                                                --------       --------
Total revenues ...........................         6,421         14,365
                                                --------       --------
Costs and operating expenses
  Cost of revenues .......................           776            985
  Production, product and technology .....         7,567          9,007
  Sales and marketing ....................         7,107         11,327
  General and administrative .............         2,033          2,666
  Amortization of acquired intangibles ...          --            6,973
                                                --------       --------
    Total operating expenses .............        17,483         30,958
                                                --------       --------
Loss from operations .....................       (11,062)       (16,593)
Other income, net ........................           368          1,121
                                                --------       --------
Net loss .................................      $(10,694)      $(15,472)
                                                ========       ========
Basic and diluted net loss per share
  attributable to common stockholders ....      $  (0.23)      $  (0.34)
                                                ========       ========
Shares used in computing basic and diluted
  net loss per share .....................        47,248         46,128
                                                ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

WOMEN.COM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands) (Unaudited)

                                                                       QUARTER ENDED
                                                                MARCH 31, 2001  MARCH 31, 2000
                                                                --------------  --------------
Cash flow from operating activities:
  Net loss ..................................................      $(10,694)      $(15,472)
  Adjustments to reconcile net loss to net cash
    used in operating activities, net of the effects
    of acquisitions
      Depreciation and amortization of tangible assets ......         1,337            962
      Amortization of intangibles ...........................          --            6,973
      Provision for doubtful accounts .......................          (378)           201
      Amortization of stock-based compensation ..............           178            172
      Decrease in accounts receivable .......................         4,313          2,829
      (Increase) decrease in  accounts
        receivable - related party ..........................          (449)           684
      Increase in prepaids and other current assets .........           (17)        (1,245)
      Decrease in other assets ..............................           248            577
      Decrease in accounts payable ..........................          (703)        (2,550)
      Increase (decrease) in other current liabilities ......        (2,410)         2,765
      Decrease in deferred revenue ..........................        (1,150)        (3,090)
                                                                   --------       --------
        Net cash used in operating activities ...............        (9,725)        (7,194)
                                                                   --------       --------
Cash flows from investing activities:
  Acquisition of property and equipment .....................          (232)        (6,212)
  Investment in Medical Self Care, Inc. .....................          --           (4,000)
  Cash paid for acquisition of EZSharing.com, Inc. ..........          --           (2,000)
                                                                   --------       --------
        Net cash used in investing activities ...............          (232)       (12,212)
                                                                   --------       --------
Cash flows from financing activities:
  Proceeds from exercise of stock options ...................             1            143
                                                                   --------       --------
        Net cash provided by financing activities ...........             1            143
                                                                   --------       --------
Net decrease in cash and cash equivalents ...................        (9,956)       (19,263)
Cash and cash equivalents at beginning of period ............        30,135         87,242
                                                                   --------       --------
Cash and equivalents at end of period .......................      $ 20,179       $ 67,979
                                                                   ========       ========
Supplemental disclosure of noncash investing and
  financing information:
  Unearned compensation related to
    cancellation of stock and stock option grants ...........      $    (92)      $   (806)
  Common stock issued in conjunction with acquisition
    of EZSharing.com, Inc. ..................................      $   --         $  9,208

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            WOMEN.COM NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Basis of presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Women.com Networks, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

The accompanying consolidated financial statements have been prepared assuming that Women.com will continue as a going concern. Women.com has suffered recurring losses from operations and has an accumulated deficit of $214.9 million. Women.com has entered into a definitive agreement whereby iVillage, Inc., operator of the iVillage network, contingent upon the satisfaction of certain conditions, will acquire all of the outstanding shares of Women.com. If the sale to iVillage does not occur, Women.com will need to raise additional capital to fund their 2001 operations and may have to reduce certain discretionary spending and scale back their operations. There can be no assurance that the sale to iVillage will occur or that Women.com will be successful in raising additional funding if the sale does not occur. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated.

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" as amended. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Subsequent amendments to SFAS 133 deferred the effective date until the first fiscal quarter of the fiscal year beginning after June 15, 2000. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

Net loss per share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares, composed of common shares issuable upon the exercise of stock options and warrants are included in the diluted net loss per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                     QUARTER ENDED   QUARTER ENDED
                                                     MARCH 31, 2001  MARCH 31, 2000
                                                     --------------  --------------
Numerator:
Net loss attributable to common stockholders ...      $  (10,694)      $(15,472)
                                                      ==========       ========
Denominator:
  Shares used in computing basic
    and dilutive net loss per share ............          47,248         46,128
                                                      ==========       ========
  Basic and diluted net loss per share
    attributable to common stockholders ........      $    (0.23)      $  (0.34)
                                                      ==========       ========
Antidilutive securities including
 options and warrants not included in net
 loss per share calculation ....................           6,751          6,296
                                                      ==========       ========

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

Women.com has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2001, Women.com had an accumulated deficit of $214.9 million. We expect to incur significant operating losses and negative cash flows from operations for at least the next several years. Women.com's continuation as a going concern is dependent on its ability to obtain additional financing to meet its obligations.

On February 5, 2001, Women.com entered into a definitive agreement whereby iVillage Inc., operator of the iVillage Network, contingent upon the satisfaction of certain conditions, will acquire all of the outstanding shares of Women.com. This transaction, if approved by the stockholders of Women.com and iVillage, is expected to close during the second quarter of 2001 and will potentially have a significant impact on the future operations of Women.com. If the sale to iVillage does not occur, Women.com will need to raise additional capital to fund their 2001 operations and may have to reduce certain discretionary spending and scale back their operations.

Women.com's revenues to date have been generated primarily from advertising and sponsorships. Advertising and sponsorship revenues represented 67% of total revenues for the three months ended March 31, 2001 and 77% for the three months ended March 31, 2000.

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

Advertising revenues have historically included barter revenues, which represent the exchange of advertising space on Women.com's network for reciprocal advertising space on third party Web sites as well as other advertising and promotion vehicles. Women.com has adopted the provisions of EITF 99-17 "Accounting for Advertising Barter Transactions" ("EITF 99-17") and revenue from barter transactions are recorded as advertising revenues at the fair value of the advertising surrendered only if the fair value of the advertising surrendered in the transaction is determinable based on Women.com's own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transaction. Any barter revenue complying with these provisions is recognized when the advertisements are run on Women.com's Web site. Barter expenses are recorded when Women.com's advertisements run on the reciprocal media property, which is typically in the same period in which the advertisements runs on Women.com's network. There was no barter revenue for the three month periods ended March 31, 2001 and March 31, 2000. 11.4 million impressions were surrendered and received in the quarter ended March 31 2001 in barter transactions for which a fair value was not determinable based on the provisions of EITF 99-17.

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

E-commerce revenues consisted of commissions from the sale of magazine subscriptions and books sold on the network, sales of services on Astronet including personalized reports and readings and, to a lesser extent, payments from affiliate sales programs. Affiliate program e-commerce net revenues are recognized upon notification from the affiliate. Since Women.com does not meet the definition of a principal in any of these transactions, Women.com reports revenue net in accordance with the provisions of EITF 99-19 "Reporting Revenue Gross as a Principal Versus Net as an Agent".

Results of Operations

Revenues

Revenues were $6.4 million for the three months ended March 31, 2001, a 55% decrease compared to the same period in 2000. The decrease in revenues was primarily due to a significant decline in the internet advertising market. Advertising and sponsorship revenues were $4.3 million for the three months ended March 31, 2001, a 61% decrease over the corresponding period in 2000. Revenues for the three months ended March 31, 2000 also included $1.6 million of production and hosting fees related to the launch of eharlequin.com in February 2000; there were no such production and hosting fees in 2001.

Operating Expenses

The principal elements of Women.com's operating expenses consist of cost of revenues, production, product and technology expenses, sales and marketing expenses and administrative expenses.

Cost of revenues

Cost of revenues include payments for revenue sharing and gaming prizes. Cost of revenues decreased to $776,000 for the three months ended March 31, 2001 from $985,000 for the same period in 2000. This decrease was primarily due to lower advertising revenue for the three months ended March 31, 2001.

Production, product and technology expenses

Production, product and technology expenses consist primarily of personnel related costs for technical operations, editorial and design activities and content acquisition costs. Production, product and technology expenses decreased to $7.6 million for the three months ended March 31, 2001 from $9.0 million in the same period in 2000. This decrease was primarily due to personnel cost savings of approximately $0.7 million related to a reduction in force in December 2000 as well as attrition during the three months ended March 31, 2001.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel costs and advertising, distribution and public relations expenses. Sales and marketing expenses were $7.1 million for the three months ended March 31, 2001, a decrease of 37% over the same period of the prior year. This decrease is primarily attributable to a $1.3 million decrease in distribution expenses, a $0.8 million decrease in online advertising and personnel cost savings of $0.5 million related to the reduction in force in December 2000. Sales and marketing expenses for the three months ended March 31, 2000 also included $1.6 million in expenses related to the sponsorship of programming related to the Oscars on the E! television network; there were no such expenses in the three months ended March 31, 2001.

General and administrative expenses

General and administrative expenses consist primarily of personnel costs, occupancy costs, depreciation expenses, bad debt expense and legal and accounting fees. General and administrative expenses were $2.0 million for the three months ended March 31, 2001, a decrease of 24% over the same period in the prior year. The decrease was primarily attributable to a decrease in bad debt expense of approximately $1.1 million, partially offset by an increase in depreciation expense of $0.4 million related to fixed asset acquisitions made during the year ended December 31, 2000.

Stock-based compensation

Stock-based compensation consists of charges related to the difference between employee stock option grant prices and deemed fair market values on the date of grant amortized over the vesting period of the options. Stock-based compensation has been allocated between production, product and technology, sales and marketing and general and administrative expenses in Women.com's financial statements. Women.com's stock-based compensation expense was $178,000 for the three months ended March 31, 2001 compared with $172,000 for the same period in 2000. This increase was due to stock bonuses granted during the three months ended December 31, 2000.

Amortization of acquired intangibles

Amortization of acquired intangibles consists of the amortization of goodwill and intangible assets acquired. Women.com reported no amortization of acquired intangibles for the three months ended March 31, 2001 compared to $7.0 million for the same period in 2000. This decrease is due to the full impairment charge Women.com recorded against these assets in the fourth quarter of 2000.

Other income

Other income consists of interest income and other miscellaneous income. Other income was $0.4 million for the three months ended March 31, 2001 compared with $1.1 million for the same period in 2000. The decrease is primarily due to Women.com's declining cash balances.

Income taxes

No provision for federal and state income taxes has been recorded as Women.com incurred net losses through March 31, 2001. Women.com has taken a valuation allowance on the full amount of the net operating loss carryforwards since it is likely the benefit will not be realized in the future.

Women.com elected to be taxed as a partnership for the period beginning on January 29, 1999, the date of formation of Women.com Networks LLC and ending on the date of the merger of Women.com Networks and HomeArts in August 1999. Federal and state tax effects of Women.com losses during this period were recorded by the members of the LLC on their respective income tax returns.

Liquidity and capital resources

Until its initial public offering in October 1999, which raised net proceeds of approximately $38.6 million including the exercise of the underwriter's over-allotment option, Women.com financed its operations primarily through the private placement of its convertible preferred stock. As of March 31, 2001, Women.com had $20.2 million of cash and cash equivalents.

In February 2001, Women.com entered into a definitive agreement whereby iVillage, Inc., operator of the iVillage network, contingent upon the satisfaction of certain conditions, will acquire all of the outstanding shares of Women.com. This transaction, if approved by the stockholders of Women.com and iVillage, is expected to close during the second quarter of 2001 and will potentially have a significant impact on the future operations of Women.com. If the transaction is not completed, Women.com will need to raise additional capital to fund its 2001 operations. There can be no assurance that the transaction with iVillage will be completed or that Women.com will be successful in raising additional funding if the transaction is not completed. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We expect to incur significant operating losses and negative cash flows from operations in 2001.

If the transaction with iVillage is not completed, we may attempt to finance our future capital needs through some combination of commercial bank borrowing, leasing, vendor financing and the sale of additional equity or debt securities. Our capital requirements will vary based upon the timing and success of implementation of our business plan and as a result of competitive and technological developments, or if:

     o demand for our services or our cash flow from operations varies from projections;

     o    our development plans or projections change or prove to be inaccurate;

     o    we make any acquisitions;

     o we accelerate deployment of our network or otherwise alter the schedule of targets of our business plan implementation.

Net cash used in operating activities increased to $9.7 million in the first quarter of 2001 from $7.2 million in the first quarter of 2000. This increase was primarily due to the reduction in revenue offset in part by decreased operating expenses.

Net cash used in investing activities decreased to $232,000 in the first quarter of 2001 compared to $12.2 million in the first quarter of 2000. In the first quarter of 2000 the Company purchased $6.2 million of property and equipment, invested $4 million in Medical Self Care, Inc., and spent $2 million on the acquisition of EZSharing.com.

Net cash provided by financing activities decreased to $1,000 in the first quarter of 2001 compared to $143,000 in the first quarter of 2000 due to fewer stock option exercises.

Accounts receivable net of the allowance for doubtful accounts decreased by 65% to $2.1 million as of March 31, 2001. This decrease is attributable to the Company's continued focus on collections during 2001 as well as the decline in advertising revenues.

Current liabilities decreased by 40% to $6.3 million as of March 31, 2001. This decrease is primarily attributable to the payment of several significant liabilities during the three months ended March 31, 2001, as well as reduced operating expenses.

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" as amended. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Subsequent amendments to SFAS 133 deferred the effective date until the first fiscal quarter of the fiscal year beginning after June 15, 2000. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED AND OUR BUSINESS MODEL IS UNPROVEN

Our historical financial information is of limited value in projecting our future operating results because of our limited operating history as a combined organization with the HomeArts and Astronet businesses and because of the emerging nature of our market. We first recognized a small amount of subscription revenues in January 1994 and advertising revenues in March 1996 and our revenues have become significant only recently. It is difficult to evaluate our business and our prospects because our revenue and income potential is unproven and our business model is still emerging.

WE HAVE A HISTORY OF OPERATING LOSSES AND WE ANTICIPATE INCREASED LOSSES IN THE FUTURE

We have had operating losses since we were formed. We expect to incur significant operating losses and negative cash flows for at least the next several years. We may never achieve profitability. If we fail to achieve profitability or sustain or increase profitability if we achieve it, our financial condition would be materially harmed. As of March 31, 2001, we had an accumulated deficit of $214.9 million. Successfully achieving our growth and profitability plan depends on, among other things, our ability to significantly increase our revenues and meet the other challenges set forth in the following risk factors.

IF THE MERGER WITH IVILLAGE IS NOT COMPLETED, WE MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS TO FUND OUR OPERATIONS

On February 5, 2001, we entered into a definitive agreement whereby iVillage, Inc., operator of the iVillage network, contingent upon the satisfaction of certain conditions, will acquire all of our outstanding shares. If the closing conditions contained in the definitive merger agreement, including the approval of the stockholders of Women.com and iVillage, are not satisfied, the merger may not be completed. If the merger is not completed and we continue to function as an independent company, we will need to raise additional capital to fund our operations. There can be no assurance that the merger with iVillage will be completed or that we will be successful in raising additional capital if the merger is not completed. If the merger is not completed and we are unable to raise additional capital on acceptable terms, we do not expect our current cash and cash equivalents to meet our operating and capital requirements at our currently anticipated levels of operations beyond the end of second quarter of 2001. If we are not able to raise additional capital on acceptable terms, we will not be able to continue our present level of operations and will have to scale back our business and may not be able to further take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations.

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

     o bankruptcies of internet companies which are a source of advertising revenue

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

IF WE ARE UNABLE TO COMPLY WITH THE NASDAQ NATIONAL MARKET'S CONTINUED LISTING REQUIREMENTS, OUR COMMON STOCK MAY BE DELISTED FROM NASDAQ.

On December 29, 2000, we received a letter from the Nasdaq Stock Market, Inc. stating that Women.com had failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days, which is required for continued listing on the Nasdaq National Market. We failed to regain compliance with this rule and have scheduled a formal hearing. Depending upon the results of this scheduled hearing, our shares may be delisted as early as May 18, 2001. If our common stock is delisted, it would seriously limit the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business or harm our business.

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

We rely on Astronet to generate a significant portion of our page views and Astronet depends on America Online for traffic. In March 2001, approximately 21% of our page views were generated by Astronet and, during the same period, approximately 33% of Astronet's traffic was generated by America Online. If the popularity of our Astronet site declines, or if America Online stops carrying our Astronet site, our number of visitors and page views would decrease significantly and our business could be materially harmed.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Women.com maintains its cash equivalents in an institutional money market fund. As of March 31, 2001 all of Women.com's cash equivalent investments will mature in one year or less. Women.com did not hold derivative financial instruments as of March 31, 2001 and has never held any such instruments. Currently all sales and expenses are denominated in U.S. dollars and as a result no foreign exchange gains or losses have been experienced to date. Women.com Networks does not expect any transactions in foreign currencies during 2001 nor has it engaged in foreign currency hedging to date.

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

     Net proceeds to Women.com were $38,606,250. Through March 31, 2001 the Company used $29.1 million of the net proceeds of the offering for the following purposes: $9.7 million for the acquisition of World Gaming Corporation, $4.0 million for an investment in Medical Self Care, Inc., $2.0 million for the acquisition of EZSharing.com, Inc., $3.9 million for the acquisition of various intangible assets of ParentTime LLC and $9.5 million for purchases of property and equipment. The use of proceeds from the offering did not represent a material change in the use of the proceeds described in the registration statement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

    (a) See Exhibit Index on page 22.

    (b) On February 13, 2001, the Registrant filed a Current Report on Form 8-K relating to the execution of a definitive merger agreement among the Registrant and iVillage, Inc. On March 7, 2001, the Registrant filed a Current Report on Form 8-K relating to an amendment to the definitive merger agreement among the Registrant and iVillage, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2001                 Women.com Networks, Inc.


                                   By:    /s/ GREG PANAWEK
                                          --------------------------------------
                                   Title: Senior Vice President and Chief
                                          Financial Officer
                                          Duly authorized officer and Principal
                                          financial officer

                                  EXHIBIT INDEX

EXHIBIT                                                DESCRIPTION
-------                                                -----------
 2.1***     Agreement and Plan of Merger dated as of February 5, 2001 among iVillage, Inc., a Delaware corporation,
            Stanhope Acquisition Sub, LLC, a Delaware limited liability company, and Women.com Networks Inc., a Delaware corporation.
 2.2****    Amendmend No. 1 to Agreement and Plan of Merger dated as of February 22, 2001 among iVillage, Inc., a Delaware corporation, Stanhope Acquisition Sub, LLC, a Delaware limited liability company, and Women.com Networks, Inc., a Delaware corporation.
 3.1**      Restated Certificate of Incorporation of the Registrant
 3.2**      Amended and Restated Bylaws of the Registrant
 4.1        Reference is made to Exhibits 3.1 and 3.2 hereof
 4.2*       Specimen Certificate for Registrant's common stock
 4.3*       Amended and Restated Investors' Rights Agreement, dated May 7, 1999, by and among the Registrant, Marleen
            McDaniel, Ellen Pack, certain holders of the Registrant's common stock and certain holders of warrants to purchase the Registrant's common stock
 4.4*       Investor Rights Agreement, dated July 9, 1999, between the Registrant and Torstar Corporation
 4.5*       Investor Rights Agreement, dated July 9, 1999, between the Registrant and The Walt Disney Company
10.1.1*     Amended and Restated 1998 Equity Incentive Plan
10.1.2*     Employee Stock Purchase Plan
10.1.3*     Amended and Restated 1994 Stock Option Plan
10.2*       Magazine Content License and Hosting Agreement by and between the Registrant and Hearst Communications, Inc., dated January 27, 1999
10.4*       Investment agreement by and between the Registrant and MediaOne Interactive Services, Inc. (formerly known as
            US West Interactive Services, Inc.), dated July 7, 1997, as amended on April 7, 1998
10.5*       Executive Employment Agreement by and between the Registrant and Marleen McDaniel, dated January 29, 1999
10.6+*      Investment Agreement by and between the Registrant and Rodale Press, Inc., dated January 27, 1999
10.7*       Letter Agreement by and between the Registrant and Rodale Press, Inc., dated January 27, 1999
10.8+*      Website Agreement by and between the Registrant and Rodale Press, Inc., dated May 2, 1997
10.11*      Lease Agreement, dated November 7, 1994, and Addendum thereto dated November 8, 1994, by and between the
            Registrant and Golden Century Investment Company
10.12*      Amendment No. 1 to the Master Lease Agreement, dated December 1, 1994, by and between the Registrant and Golden
            Century Investment Company
10.13*      First Amendment to Lease Agreement, dated July 27, 1997, by and between the Registrant and Carramerica Realty
            Corporation (the successor in interest to Golden Century Investment Company)
10.14*      Second Amendment to Lease Agreement, dated August 31, 1997, by and between the Registrant and Carramerica
            Realty Corporation
10.15*      Third Amendment to Lease Agreement, dated October 27, 1998, by and between the Registrant and Carramerica
            Realty Corporation
10.19*      Series D Preferred Stock Purchase Agreement by and among the Registrant and the purchasers of Series D
            Preferred Stock, dated June 5, 1998
10.20*      Series E Preferred Stock Purchase Agreement by and among the Registrant and the purchasers of Series E
            Preferred Stock, dated May 7, 1998
10.22*      Agreement of Merger and Purchase, by and among Hearst Communications, Inc., Astronet, Inc., Hearst New Media,
            LLC and certain shareholders and option holders of Astronet, Inc. dated December 23, 1998
10.24*      Asset Purchase Agreement by and among the Registrant, Wild Wild Web, Inc., Raymond B. Kropp and Victoria P.
            Kropp dated April 2, 1998

EXHIBIT                                                DESCRIPTION
-------                                                -----------
10.25*      Fourth Amendment to Lease Agreement by and between the Registrant and Carramerica Realty Corporation dated
            March 24, 1999
10.26*      Stock Purchase Agreement by and between the Registrant and Hearst Communications, Inc., dated July 9, 1999
10.27+*     Letter Agreement by and among the Registrant, Torstar Corporation and Harlequin Enterprise Limited, dated June
            25, 1999, as amended July 9, 1999
10.28*      Amendment No. 1 to Letter Agreement by and among the Registrant, Torstar Corporation and Harlequin Enterprise
            Limited, dated July 9, 1999
10.29*      Stock Purchase Agreement by and among the Registrant and Torstar Corporation, dated July 9, 1999
10.31*      Amendment No. 1 to Stock Purchase Agreement by and between the Registrant and Hearst Communications, Inc., dated September 7, 1999
10.32*      Amendment No. 1 to Stock Purchase Agreement by and between the Registrant and Torstar Corporation, dated
            September 3, 1999
10.33*      Form of Stock Purchase Agreement by and between the Registrant and Hearst Communications, Inc.
10.34*      Warrant Agreement by and between Women.com Networks and HC Crown Corp., dated August 19, 1997
10.35*      Fifth Amendment to Lease Agreement, dated May 25, 1999, by and between the Registrant and Carramerica Realty
            Corporation
10.36*      Agreement of Lease between the Registrant and Polestar Fifth Property Associates LLC, dated July 31, 1999
99.1***     Form of Stockholder Voting Agreement dated as of February 5, 2001, between iVillage, Inc., a Delaware corporation, and Hearst Communications, Inc.

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